Form 10-Q
period 2013-03-31
Sunnyside Bancorp, Inc.
filed 2013-06-28
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission File No. 333-187317

Sunnyside Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3001280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

56 Main Street, Irvington, New York	10533
(Address of Principal Executive Offices)	Zip Code

(914) 591-8000

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES  ☐  NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐  NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 14, 2013.

Sunnyside Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Sunnyside Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on March 14, 2013 to serve as the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington (the “Association”) as part of the Association’s mutual-to-stock conversion.  As of March 31, 2013, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Association is included in this Quarterly Report.

Part I. — Financial Information

Item 1.                                                         Financial Statements

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2013	2012
Assets

Cash and cash equivalents:
Cash and due from banks	$3,279,004	$5,434,472
Securities held to maturity, net	9,648,826	10,181,377
Securities available for sale	30,758,277	33,217,266
Loans receivable, net	41,434,821	39,905,318
Premises and equipment, net	1,582,831	1,615,410
Federal Home Loan Bank of New York and other stock, at cost	201,120	201,120
Accrued interest receivable	283,652	280,199
Cash surrender value of life insurance	1,960,873	1,944,934
Deferred income taxes	483,795	422,827
Other assets	963,089	851,680

Total Assets	$90,596,288	$94,054,603

Liabilities and Equity

Liabilities:
Deposits	$82,987,264	$86,185,677
Advances from borrowers for taxes and insurance	598,838	706,036
Other liabilities	919,459	948,885

Total Liabilities	84,505,561	87,840,598

Commitments and contingencies	—	—

Equity:
Retained earnings	6,687,329	6,705,732
Accumulated other comprehensive (loss), net of tax	(596,602)	(491,727)

Total Equity	6,090,727	6,214,005

Total Liabilities and Equity	$90,596,288	$94,054,603

The accompanying notes are an integral part of these financial statements.

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012

Interest and dividend income:
Loans	$505,099	$530,608
Investment securities	33,763	34,217
Mortgage-backed securities	142,435	144,624
Federal funds sold and other earning assets	1,625	8,204

Total interest and dividend income	682,922	717,653

Interest expense on deposits	151,577	164,117
Borrowings	35	—

Total interest expense	151,612	164,117

Net interest income	531,310	553,536

Provision for loan losses	—	—

Net interest income after provision for loan losses	531,310	553,536

Non-interest income:
Fees and service charges	22,233	37,265
Net gain on sale of securities	4,587	3,320
Income on bank owned life insurance	15,939	12,409

Total non-interest income	42,759	52,994

Non-Interest Expense:
Compensation and benefits	343,210	331,330
Occupancy and equipment, net	100,921	114,411
Data processing service fees	40,298	52,096
Professional fees	45,741	59,442
Federal deposit insurance premiums	16,425	19,305
Advertising and promotion	10,325	16,128
Other	43,001	55,175

Total non-interest expense	599,921	647,887

Income (loss) before income taxes	(25,852)	(41,357)

Income tax expense (benefit)	(7,449)	(11,200)

Net income (loss)	$(18,403)	$(30,157)

The accompanying notes are an integral part of these financial statements.

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2013	2012

Net income (loss)	$(18,403)	$(30,157)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
	22,870	322
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	(161,256)	(45,277)
Reclassification adjustment for (gains) losses included in net (loss)	(4,587)	(3,318)

Other comprehensive income (loss), before tax	(142,973)	(48,273)

Income tax expense (benefit) related to items of other comprehensive income	(38,099)	(20,133)

Other comprehensive income (loss), net of tax	(104,874)	(28,140)

Comprehensive income (loss)	$(123,277)	$(58,297)

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDESNED STATEMENT OF CHANGES IN EQUITY

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity

Balance at December 31, 2012	$6,705,732	$(491,727)	$6,214,005

Net Loss	(18,403)	—	(18,403)

Other comprehensive income (loss), net of tax	—	(104,875)	(104,875)

Balance at March 31, 2013	$6,687,329	$(596,602)	$6,090,727

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(18,403)	$(30,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	32,579	33,050
Amortization of premiums and accretion of discounts, net	96,433	30,432
Amortization of deferred loan fees and costs, net	795	(5,181)
Net gain on sales of securities	(4,587)	(3,318)
(Increase) decrease in accrued interest receivable	(3,453)	16,471
Increase in cash surrender value of life insurance	(15,939)	(12,410)
Net increase in other assets	(134,279)	(16,915)
Net (decrease) increase in other liabilities	(6,556)	4,802

Net cash (used in) provided by operating activities	(53,410)	16,773

Cash flows from investing activities:
Purchases of securities available for sale	(2,549,022)	(10,205,096)
Repayments and maturities of securities held to maturity	534,296	646,208
Repayments and maturities of securities available for sale	2,625,036	6,285,025
Proceeds from sales of securities held to maturity	—	1,186,359
Proceeds from sales of securities available for sale	2,123,541	27,606
Loans purchased	(2,213,826)	—
Loan originations, net of principal repayments	683,528	167,047
Purchases of bank premises and equiment	—	(8,144)

Net cash provided by (used in) investing activities	1,203,553	(1,900,995)

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,198,413)	1,868,272
Net (decrease) increase in advances from borrowers	(107,198)
for taxes and insurance	—	(99,702)

Net cash (used in) provided by financing activities	(3,305,611)	1,768,570

Net decrease in cash and cash equivalents	(2,155,468)	(115,652)

Cash and cash equivalents at beginning of year	5,434,472	14,260,550

Cash and cash equivalents at end of year	$3,279,004	$14,144,898

Supplemental Information:

Cash paid for:
Interest	$148,325	$163,937
Income taxes (refunds received), net	$—	$(410)

The accompanying notes are an integral part of these financial statements.

Sunnyside Federal Savings and Loan Association of Irvington

Form 10-Q

Notes to Condensed Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Sunnyside Federal Savings and Loan Association of Irvington is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences and in mortgage-backed and other securities. To a significantly lesser extent, funds are invested in multi-family and commercial mortgage loans, commercial loans, and consumer loans. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. As a federally-chartered savings association, the Association’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

Basis of Financial Statement Presentation

The financial statements of the Association have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period then ended.  Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Association’s market area.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association’s allowance for loan losses.  Such agencies may require the Association to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Association considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Association has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.  Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings.  As of March 31, 2013 and December 31, 2012, the Association had no securities classified as held for trading.

The Association conducts a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the Association’s intent and ability to hold the securities and assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If such a decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to income as a component of non-interest expense.

Premiums and discounts on securities are amortized by use of the level-yield method, over the life of the individual securities.  Gain or loss on sales of securities is based upon the specific identification method.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Loans Receivable

Loans receivable are stated at unpaid principal balances less the allowance for loan losses and net deferred loan fees.

Recognition of interest on the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears, or when other factors indicate that the collection of such amounts is doubtful.  At that time, a loan is placed on a nonaccrual status, and all previously accrued and uncollected interest is reversed against interest income in the current period.  Interest on such loans, if appropriate, is recognized as income when payments are received.  A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate.  Management of the Association, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.  The Association utilizes a two tier approach: (1) identification of problem loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio.  The Association maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral, and financial condition of the borrowers.  Specific loan losses are established for identified loans based on a review of such information and appraisals of the underlying collateral.  General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, and management’s judgment.  Although management believes that adequate specific and general loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary.

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement.  An insignificant payment delay, which is defined as up to ninety days by the Association, will not cause a loan to be classified as impaired.  A loan is not impaired during a period of delay in payment if the Association expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay.  The amount of loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently.  The Association does not aggregate such loans for evaluation purposes.  Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

Federal Home Loan Bank of New York stock

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Association is required to acquire and hold shares of FHLB Class B stock.  The holding requirement varies based on the Association’s activities, primarily its outstanding borrowings, with the FHLB.  The investment in FHLB stock is carried at cost.  The Association conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists.

Premises and Equipment

Premises and equipment are comprised of land, building, and furniture, fixtures, and equipment, at cost, less accumulated depreciation.  Depreciation charges are computed on the straight-line method over the following estimated useful lives:

Building and improvements	5 to 40 years
Furniture, fixtures and equipment	2 to 10 years

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB guidance.  The cash surrender value of BOLI is recorded on the statement of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income.  The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt.  A liability is also recorded on the statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy.  A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.

Income Taxes

Federal and state income taxes have been provided on the basis of reported income.  The amounts reflected on the tax return differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes.  The tax effect of these temporary differences is accounted as deferred taxes applicable to future periods.  Deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.  The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized.

Defined Benefit Plans

The accounting guidance related to retirement benefits requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The accounting guidance requires that plan assets and benefit obligations be measured as of the date of the employer’s fiscal year-end statement of financial condition.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and the actuarial gains and losses of the pension plan, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentration of Credit Risk and Interest-Rate Risk

Financial instruments which potentially subject the Association to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans.  Cash and cash equivalents include amounts placed with highly rated financial institutions.  Investment securities include securities backed by the U.S. Government and other highly rated instruments.  The Association’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New York.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the State.

The Association is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate in the State of New York. The potential for interest-rate risk exists as a result of the shorter duration of the Association’s interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.  In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income.  For this reason, management regularly monitors the maturity structure of the Association’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Advertising Costs

It is the Association’s policy to expense advertising costs in the period in which they are incurred.

Subsequent Events

The Association has evaluated all events subsequent to the balance sheet date of March 31, 2013, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

2.  SECURITIES

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$994,815	$33,016	$—	$1,027,831
Mortgage-backed securities	8,654,011	432,202	—	9,086,213

	$9,648,826	$465,218	$—	$10,114,044

Securities available for sale:
U.S. government and agency obligations	$7,600,841	$52,736	$—	$7,653,577
Mortgage-backed securities	22,991,644	229,433	116,377	23,104,700

	$30,592,485	$282,169	$116,377	$30,758,277

2.  SECURITIES (Cont’d)

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$995,080	$41,006	$—	$1,036,086
Mortgage-backed securities	9,186,297	431,852	—	9,618,149

	$10,181,377	$472,858	$—	$10,654,235

Securities available for sale:
U.S. government and agency obligations	$7,615,524	$44,490	$3,673	$7,656,341
Mortgage-backed securities	25,270,107	342,893	52,075	25,560,925

	$32,885,631	$387,383	$55,748	$33,217,266

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $8.4 million, $9.4 million, $5.7 million, and $8.1 million, respectively, at March 31, 2013 ($8.9 million, $9.1 million, $9.6 million, and $6.8 million, respectively, at December 31, 2012).

Proceeds from the sale of securities available for sale amounted to $2,119,000 and $1,214,000 for the three months ended March 31, 2013 and 2012, respectively. Net gains of $4,600 and $3,300 were recognized on those sales for the three months ended, March 31, 2013 and 2012, respectively.

Proceeds from the sale of securities held to maturity amounted to $2,860,000 for the year ended December 31, 2012.  Net gains of $48,000 were recognized on these sales. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at March 31, 2013 and December 31, 2012, by remaining period to contractual maturity.  Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$505,273	$509,676	$508,871	$510,663
After one to five years	110,135	119,585	3,095,206	3,137,962
After five to ten years	379,406	398,569	8,995,359	9,087,363
After ten years	8,654,012	9,086,214	17,993,049	18,022,289

	$9,648,826	$10,114,044	$30,592,485	$30,758,277

2.  SECURITIES (Cont’d)

	December 31, 2012
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$505,547	$514,479	$—	$—
After one to five years	110,149	120,158	3,615,413	3,658,930
After five to ten years	379,384	401,449	10,030,617	10,143,302
After ten years	9,186,297	9,618,149	19,239,601	19,415,034

	$10,181,377	$10,654,235	$32,885,631	$33,217,266

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2012 and 2011, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

March 31, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$—	$—	$—	$—
Mortgage-backed securities	7,368,067	116,377	—	—

	$7,368,067	$116,377	$—	$—

	December 31, 2012
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,998,777	$3,673	$—	$—
Mortgage-backed securities	4,631,503	52,075	—	—

	$7,630,280	$55,748	$—	$—

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2012, a total of 8 securities were in an unrealized loss position (3 at December 31, 2011).  The Association generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Association’s amortized cost basis. The Association does not consider these investments to be other-than-temporarily impaired at December 31, 2012 and December 31, 2011 since the decline in market value is attributable to changes in interest rates and not credit quality and the Association has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

3.  LOANS RECEIVABLE, NET

	March 31,	December 31,
	2013	2012
Mortgage loans:
Residential 1-4 family	$36,284,367	$34,702,030
Commercial and multi-family	4,114,718	4,176,118
Home equity lines of credit	695,916	701,153

	41,095,001	39,579,301

Commercial loans	500,000	500,000

Other loans:
Secured by savings accounts	64,734	71,119
Automobile and other consumer	—	—

	64,734	71,119

Total loans	41,659,735	40,150,420

Less:
Deferred loan fees (costs), net	(90,731)	(69,388)
Allowance for loan losses	315,645	314,490

	224,914	245,102

	$41,434,821	$39,905,318

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2013	2012

Balance at beginning of year	$314,490	$312,753
Provision for loan losses	—	—
Charge offs	—	—
Recoveries	1,155	—

Balance at end of year	$315,645	$312,753

In the ordinary course of business, the Association makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers.  The unpaid principal balances of related party loans were approximately $285,000 and $292,000 at March 31, 2013 and December 31, 2012, respectively.

There were no impaired loans or loans on non-accrual status as of March 31, 2013 and December 31, 2012.  As of March 31, 2013 and December 31, 2012, Residential 1-4 family loans, totaling $281,463 and $245,733, were 30-59 days delinquent. There were no other delinquent loans as of March 31, 2013 and December 31, 2012.

3.  LOANS RECEIVABLE, NET (Cont’d)

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2012 and 2011. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.               Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.               National, regional, and local economic and business conditions including the value of underlying collateral for collateral dependent loans.

3.     Nature and volume of the portfolio and terms of loans.

4.               Experience, ability, and depth of lending management and staff and the quality of the Association’s loan review system.

5.     Volume and severity of past due, classified and nonaccrual loans.

6.     Existence and effect of any concentrations of credit and changes in the level of such concentrations.

7.               Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of pass, special mention, substandard, doubtful and loss.

Loan classifications are defined as follows:

•               Pass — These loans are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

•               Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

•               Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected.

3.  LOANS RECEIVABLE, NET (Cont’d)

•               Doubtful — These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified as doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

•               Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

One of the primary methods the Association uses as an indicator of the credit quality of their portfolio is the regulatory classification system.  The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$35,913	$3,258	$696	$565	$40,432
Special Mention	371	857	—	—	1,228
Substandard	—	—	—	—	—

Total	$36,284	$4,115	$696	$565	$41,660

	December 31, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,292	$2,491	$701	$571	$38,055
Special Mention	289	1,685	—	—	1,974
Substandard	121	—	—	—	121

Total	$34,702	$4,176	$701	$571	$40,150

3.  LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Three Months Ended
	March 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	173	(51)	—	(4)	(118)	—
Recoveries	—	—	—	2	—	2

Ending Balance	$301	$8	$5	$2	$—	$316

	Year Ended
	December 31, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$94	$49	$5	$3	$162	$313
Provision for loan losses	34	10	—	—	(44)	—
Recoveries	—	—	—	1	—	1

Ending Balance	$128	$59	$5	$4	$118	$314

4.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2013	2012

Unrealized net loss on pension plan	$(1,124,177)	$(1,147,046)
Unrealized gain on securities available for sale	165,792	331,635

Accumulated other comprehensive loss before taxes	(958,385)	(815,411)

Tax effect	361,783	323,684

Accumulated other comprehensive loss	$(596,602)	$(491,727)

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

A.  Fair Value Measurements

The Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC Topic 820 was issued to increase consistency and comparability in reporting fair values.

The Association uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Association did not have any liabilities that were measured at fair value at December 31, 2012 and 2011. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Association may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

In accordance with ASC Topic 820, the Association groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•     Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•                Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•                Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Association’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Association bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. ASC Topic 820 requires the Association to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets that are measured on a recurring basis are limited to the available-for-sale securities portfolio. The available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Substantially all of the available-for-sale portfolio consists of investment securities issued by government-sponsored enterprises. The fair values for substantially all of these securities are obtained from an independent securities broker. Based on the nature of the securities, the securities broker provides the Association with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the portfolio.

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A.  Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2012 and 2011:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

March 31, 2013:
Securities available for sale	$30,758,277	$—	$30,758,277	$—

December 31, 2012:
Securities available for sale	$33,217,266	$—	$33,217,266	$—

There were no assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011.

B.  Fair Value Disclosures

The following methods and assumptions were used by the Association in estimating fair values of financial instruments as disclosed herein.

Cash and Cash Equivalents

For cash and due from banks and federal funds sold, the carrying amount approximates the fair value (Level 1).

Securities

The fair value of securities is estimated based on bid quotations received from securities dealers, if available (Level 1).  If a quoted market price was not available, fair value was estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued (Level 2).

FHLB Stock

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed.  There is no active market for this stock, and the Association is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans (Level 2).

Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as residential mortgage, commercial, and consumer.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories (Level 3).

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand (Level 1).  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits with similar remaining maturities (Level 2).

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B.  Fair Value Disclosures (Cont’d)

Short-Term Borrowings

The carrying amounts of federal funds purchased, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Association’s current incremental borrowing rates for similar types of borrowing arrangements (Level 1).

Long-Term Borrowings

The fair value of long-term borrowings is estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Off-Balance-Sheet Instruments

In the ordinary course of business the Association has entered into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.  For further information on these financial instruments, see Note 10.

In the ordinary course of business the Association has entered into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31,		December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$3,279	$3,279	$5,434	$5,434
Securities held to maturity	9,649	10,114	10,181	10,654
Securities available for sale	30,758	30,758	33,217	33,217
Loans receivable	41,750	43,551	39,905	42,223
Accrued interest receivable	284	284	280	280
FHLB and other stock, at cost	201	201	201	201

Financial liabilities:
Deposits	82,987	82,064	86,186	86,837

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments.  Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale.

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B.  Fair Value Disclosures (Cont’d)

Off-Balance-Sheet Instruments (Cont’d)

In addition, the fair value estimates were based on existing on-and-off balance sheet financial instruments without attempting to value the anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment and advances from borrowers for taxes and insurance.  In addition, the tax ramifications related to the realization of the unrealized gains and losses have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments.  The lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

6.  PLAN OF CONVERSION

On March 12, 2013, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings association to a capital stock savings association (the “Conversion”).  A new Maryland-chartered corporation, Sunnyside Bancorp, Inc. (the “Company”), was formed in March 2013, which, upon consummation of the Conversion and offering, will become the savings and loan holding company of the Bank. The Plan is subject to approval of the members of the Bank, which approval was received at a Special Meeting of Members on June 25, 2013. Additionally, the Plan is subject to the final approval of the Office of the Comptroller of the Currency (“OCC”) and the formation of the Company as the holding company of the Bank, upon consummation of the Conversion, is subject to the approval of the Board of Governors of the Federal Reserve System (“FRB”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission.  Upon receipt of the final approval of the OCC and the FRB and the consummation of the Conversion and offering, the Bank will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible depositors and borrowers of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of the Conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the Conversion and offering are not completed, any deferred costs will be charged to operations.  Through March 31, 2013, the Bank had incurred approximately $115,000 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

In accordance with OCC regulations, at the time of the Conversion, the Bank will substantially restrict retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•                                          statements of our goals, intentions and expectations;

•                                          statements regarding our business plans, prospects, growth and operating strategies;

•                                          statements regarding the quality of our loan and investment portfolios; and

•                                          estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•                                          general economic conditions, either nationally or in our market areas, that are worse than expected;

•                                          competition among depository and other financial institutions;

•                                          inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•                                          adverse changes in the securities markets;

•                                          changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•                                          our ability to enter new markets successfully and capitalize on growth opportunities;

•                                          our ability to successfully integrate de novo or acquired branches, if any;

•                                          our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing an SBA lending program;

•                                          changes in consumer spending, borrowing and savings habits;

•                                          changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•                                          changes in our organization, compensation and benefit plans; and

•                                          changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Sunnyside Bancorp, Inc.’s Prospectus dated May 14, 2013, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 22, 2013.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased $3.46 million, or 3.7%, to $90.6 million at March 31, 2013 from $94.1 million at December 31, 2012.  The decrease was primarily the result of decreases in cash and cash equivalents, securities available for sale and securities held to maturity, offset in part by increases in net loans.

Cash and cash equivalents decreased $2.16 million, or 39.7%, to $3.3 million at March 31, 2013 from $5.4 million at December 31, 2012, as management decided to reduce the balance sheet to improve the Association’s Tier 1 capital level. Securities available for sale decreased $2.46 million, or 7.4%, to $30.8 million at March 31, 2013 from $33.2 million at December 31, 2012 and securities held to maturity decreased $532,000, or 5.2%, to $9.6 million at March 31, 2013 from $10.2 million at December 31, 2012 reflecting a monthly call of a callable security and principal and interest payments on mortgage-backed securities.

Net loans receivable increased $1.5 million, or 3.8%, to $41.4 million at March 31, 2013 from $39.9 million at December 31, 2012.  The increase in loans receivable during the quarter was due to an increase of $1.6 million, or 4.6%, in one- to four-family residential real estate loans, offset in part by a decrease of $100,000 in other loans during the period.

At March 31, 2013, our investment in bank-owned life insurance was $1.96 million, an increase of $16,000, from $1.94 million at December 31, 2012.  We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of deferred income taxes, accrued interest receivable, prepaid FDIC insurance premiums, refundable income taxes and an annuity contract for a former director, increased $175,000, or 10.0%, to $1.9 million at March 31, 2013 from approximately $1.8 million at December 31, 2012.

Total deposits decreased $3.2 million, or 3.7%, to $83.0 million at March 31, 2013 from $86.2 million at December 31, 2012. The decrease resulted primarily from a decrease in NOW accounts of $1.5 million, or 1.3%.  Savings and club accounts decreased $497,000, or 1.7%, and money market accounts decreased $140,000, or 3.7%. Additionally, certificates of deposit decreased $1.1 million, or 2.9%.  These decreases were offset in part by increases of $77,000, or 2.4%, in non-interest bearing DDA accounts.  As part of our efforts to reduce our reliance on certificates of deposit, we continued to allow higher costing certificates of deposit to run off at maturity during the first quarter of 2013, as we increased our emphasis on increasing core deposits.

We had no borrowings outstanding at March 31, 2013 or at December 31, 2012.  At March 31, 2013, we had the ability to borrow approximately $27 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets.  Additionally, at March 31, 2013, we had the ability to borrow up to $1.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity decreased to $6.1 million at March 31, 2013 from $6.2 million at December 31, 2012 resulting from a net loss of $18,000 and an increase in other comprehensive loss of $106,000 during the quarter ended March 31, 2013.

Comparison of Results of Operations for the Quarters Ended March 31, 2013 and March 31, 2012

General.  We had a net loss of $18,000 for the quarter ended March 31, 2013 compared to a net loss of $30,000 for the quarter ended March 31, 2012.  The decrease in our net loss resulted primarily from a decrease in non-interest expense, which was partially offset by a decline in net interest income and non-interest income, when comparing the 2013 quarter to the 2012 quarter.

Net Interest Income.  Net interest income decreased $23,000, or 4.2%, to $531,000 for the quarter ended March 31, 2013 from $554,000 for the quarter ended March 31, 2012.  The decrease resulted from a decrease of $35,000 in interest and dividend income, partially offset by a decrease of $12,000 in interest expense on deposits quarter to quarter.  The decrease in interest and dividend income was primarily driven by declining market interest rates during the quarter ended March 31, 2013.  The average yield on our loans decreased 55 basis points and the average yield on our investment and mortgage-backed securities decreased 76 basis points during the quarter ended March 31, 2013. Our net interest rate spread decreased 29 basis points to 2.47% for the quarter ended March 31, 2013 from 2.76% for the quarter ended March 31, 2012 and our net interest margin decreased 38 basis points to 2.50% for the 2013 quarter from 2.78% for the 2012 period. Average interest-earning assets to average interest-bearing liabilities increased to 104.7% for the quarter ended March 31, 2013 from 102.1% for the prior year quarter.

Interest and Dividend Income.  Interest and dividend income decreased $35,000 to $683,000 for the quarter ended March 31, 2013 from $718,000 for the quarter ended March 31, 2012.  The decrease resulted primarily from a $26,000 decrease in interest income on loans and a $6,000 decrease in other interest income.

Interest income on loans decreased $26,000, or 4.9%, to $505,000 for the quarter ended March 31, 2013 from $531,000 for the quarter ended March 31, 2012.  The decrease resulted primarily from a decrease of 55 basis points in the average yield on loans to 4.93% for the 2013 quarter from 5.48% for the 2012 quarter, reflecting lower market interest rates year to year, partially offset by an increase in the average balance of loans outstanding of $2.2 million, or 5.8%, to $41.0 million for the quarter ended March 31, 2013 from $38.8 million for the quarter ended March 31, 2012.

Interest and dividend income on investment and mortgage-backed securities decreased $3,000 to $176,000 for the quarter ended March 31, 2013 from $179,000 for the quarter ended March 31, 2012 due to a decrease in the average yield on securities to 1.60% during the 2013 quarter from 2.36% during the 2012 quarter, offset in part by an increase in the average balance of securities to $43.9 million for the 2013 quarter from $30.4 million for the 2012 quarter.

Interest Expense.  Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $12,000, or 7.3%, to $152,000 for the quarter ended March 31, 2013 from $164,000 for the quarter ended March 31, 2012.  The decrease in the cost of interest-bearing deposits was due to a decrease of 9 basis points in the average rate paid on interest-bearing deposits to 0.75% for the quarter ended March 31, 2013 from 0.84% for the quarter ended March 31, 2012, as we experienced decreases in the cost of all categories of interest-bearing deposits period to period (except for the cost of our NOW accounts which remained unchanged), reflecting lower market interest rates.  Although interest-bearing liabilities increased to $81.1 million at March 31, 2013 from $78.0 million at March 31, 2012, higher cost interest-bearing certificates of deposits decreased and lower-cost NOW, money market and savings accounts increased.  The change in the composition of our interest-bearing deposits, coupled with a greater effect of non-interest bearing deposits, helped reduced the cost of funds from 0.84% for the quarter ended March 31, 2012 to 0.75% for the quarter ended March 31, 2013.

Provision for Loan Losses.  We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  There was no provision for loan losses recorded for the quarters ended March 31, 2013 and March 31, 2012.  The allowance for loan losses was $316,000 at March 31, 2013 compared to $314,000 at March 31, 2012. We had no non-performing loans at either March 31, 2013 or at March 31, 2012. During the quarter ended March 31, 2013, there was a $2,000 recovery and during the same period in 2012 there was a recovery of $1,000.

Noninterest Income.  Noninterest income decreased $10,000 to $43,000 for the quarter ended March 31, 2013 from $53,000 for the quarter ended March 31, 2012.  The decrease was primarily due to a decrease in loan fees received from brokering loans to other financial institutions, partially offset by an increase in gains on the sale of securities.

Noninterest Expense.  Noninterest expense decreased $48,000, or 7.4%, to $600,000 for the quarter ended March 31, 2013 from $648,000 for the quarter ended March 31, 2012.  Compensation and benefits increased $11,000 to $343,000 for first quarter of 2013 from $332,000 for the first quarter of 2012, resulting from timing differences on staff replacements.  Occupancy and equipment decreased $14,000, or 12.1%, to $101,000 for the quarter ended March 31, 2013 from $115,000 for the quarter ended March 31, 2012, as a result of a decrease in office building maintenance and expenses.  Other non-interest expenses decreased by $45,000, or 22.4%, to $156,000 for the quarter ended March 31, 2013 from $201,000 for the quarter ended March 31, 2012. The decrease was due primarily to a decrease in professional fees resulting from higher fees in the 2012 period as we engaged a consulting firm to assist with the preparation of monthly financial statements prior to the hiring of our current chief financial officer.

Income Tax Expense.  We recorded an $8,000 income tax benefit for the quarter ended March 31, 2013 and an $11,000 income tax benefit for the quarter ended March 31, 2012.  Income tax expense (benefit) is calculated based on pre-tax income or (loss).

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.                                                         Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.                                                         Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.                                                Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 There were no sales of unregistered securities during the period covered by this Report.

(b)                                 Not applicable.

(c)                                  There were no issuer repurchases of securities during the period covered by this Report.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

None.

Item 6.                                                         Exhibits

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNYSIDE BANCORP, INC.

Date: June 28, 2013	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

Date: June 28, 2013	/s/ Gerard A. Iervolino
Gerard A. Iervolino
Vice President and Chief Financial Officer