Form 10-Q
period 2013-06-30
Sunnyside Bancorp, Inc.
filed 2013-08-14
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No. 000-55005

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

As of August 9, 2013, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Sunnyside Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on March 14, 2013 to serve as the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington (the “Association”) as part of the Association’s mutual-to-stock conversion.  The conversion was completed on July 15, 2013. As of June 30, 2013, the conversion had not been completed and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Association is included in this Quarterly Report.

Part I. — Financial Information

Item 1.                                                         Financial Statements

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2013	2012
Assets

Cash and cash equivalents:
Cash and due from banks	$9,908,233	$5,434,472
Securities held to maturity, net	7,456,644	10,181,377
Securities available for sale	37,872,884	33,217,266
Loans receivable, net	39,493,879	39,905,318
Premises and equipment, net	1,559,580	1,615,410
Federal Home Loan Bank of New York and other stock, at cost	222,420	201,120
Accrued interest receivable	303,054	280,199
Cash surrender value of life insurance	1,977,000	1,944,934
Deferred income taxes	655,484	422,827
Other assets	864,173	851,680

Total Assets	$100,313,351	$94,054,603

Liabilities and Equity

Liabilities:
Deposits	$82,376,894	$86,185,677
Advances from borrowers for taxes and insurance	502,181	706,036
Other liabilities	11,524,407	948,885

Total Liabilities	94,403,482	87,840,598

Commitments and contingencies	—	—

Equity:
Retained earnings	6,737,524	6,705,732
Accumulated other comprehensive (loss), net of tax	(827,655)	(491,727)

Total Equity	5,909,869	6,214,005

Total Liabilities and Equity	$100,313,351	$94,054,603

The accompanying notes are an integral part of these financial statements.

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2013	2012

Interest and dividend income:
Loans	$482,202	$530,127
Investment securities	32,311	19,474
Mortgage-backed securities	133,471	162,241
Federal funds sold and other earning assets	724	3,946

Total interest and dividend income	648,708	715,788

Interest expense on deposits	145,236	175,836
Borrowings	—	—

Total interest expense	145,236	175,836

Net interest income	503,472	539,952

Provision for loan losses	9,500	—

Net interest income after provision for loan losses	493,972	539,952

Non-interest income:
Fees and service charges	29,839	35,900
Net gain on sale of securities	88,058	—
Income on bank owned life insurance	16,127	22,786

Total non-interest income	134,024	58,686

Non-Interest Expense:
Compensation and benefits	296,423	319,260
Occupancy and equipment, net	99,133	132,962
Data processing service fees	39,331	26,826
Professional fees	56,325	45,177
Federal deposit insurance premiums	16,425	14,500
Advertising and promotion	22,964	24,345
Other	44,651	45,866

Total non-interest expense	575,252	608,936

Income (loss) before income taxes	52,744	(10,298)

Income tax expense (benefit)	2,549	(17,800)

Net income	$50,195	$7,502

The accompanying notes are an integral part of these financial statements.

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2013	2012

Interest and dividend income:
Loans	$987,301	$1,060,735
Investment securities	66,074	53,691
Mortgage-backed securities	275,906	306,865
Federal funds sold and other earning assets	2,349	12,150

Total interest and dividend income	1,331,630	1,433,441

Interest expense on deposits	296,813	339,953
Borrowings	35	—

Total interest expense	296,848	339,953

Net interest income	1,034,782	1,093,488

Provision for loan losses	9,500	—

Net interest income after provision for loan losses	1,025,282	1,093,488

Non-interest income:
Fees and service charges	52,072	73,165
Net gain on sale of securities	92,645	3,320
Income on bank owned life insurance	32,066	35,195

Total non-interest income	176,783	111,680

Non-Interest Expense:
Compensation and benefits	639,633	650,590
Occupancy and equipment, net	200,054	247,373
Data processing service fees	79,629	78,922
Professional fees	102,066	104,619
Federal deposit insurance premiums	32,850	33,805
Advertising and promotion	33,289	40,473
Other	87,652	101,041

Total non-interest expense	1,175,173	1,256,823

Income (loss) before income taxes	26,892	(51,655)

Income tax expense (benefit)	(4,900)	(29,000)

Net income (loss)	$31,792	$(22,655)

The accompanying notes are an integral part of these financial statements.

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2013	2012

Net income	$50,195	$7,502

Other comprehensive income (loss), before tax:
Defined benefit pension plans	—	(322)

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(402,274)	143,097
Reclassification adjustment for (gains) losses included in operations	(468)	—

Other comprehensive income (loss), before tax	(402,742)	143,097

Income tax expense (benefit) related to items of other comprehensive income	(171,689)	61,321

Other comprehensive income (loss), net of tax	(231,053)	81,776

Comprehensive income (loss)	$(180,858)	$89,278

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended
	June 30,
	2013	2012

Net income (loss)	$31,792	$(22,655)

Other comprehensive income (loss), before tax:
Defined benefit pension plans	22,869	—

Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	(563,531)	97,254
Reclassification adjustment for (gains) losses included in operations	(5,054)	(2,752)

Other comprehensive income (loss), before tax	(545,716)	94,502

Income tax expense (benefit) related to items of other comprehensive income	(209,788)	41,188

Other comprehensive income (loss), net of tax	(335,928)	53,314

Comprehensive income (loss)	$(304,136)	$30,659

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDESNED STATEMENT OF CHANGES IN EQUITY

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity

Balance at December 31, 2012	$6,705,732	$(491,727)	$6,214,005

Net Income for the six months ended June 30, 2013	31,792	—	31,792

Other comprehensive income (loss), net of tax	—	(335,928)	(335,928)

Balance at June 30, 2013	$6,737,524	$(827,655)	$5,909,869

SUNNYSIDE FEDERAL SAVINGS AND LOAN ASSOCIATION OF IRVINGTON

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$31,792	$(22,655)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	65,402	64,772
Amortization of premiums and accretion of discounts, net	179,138	124,643
Amortization of deferred loan fees and costs, net	5,559	(11,381)
Net gain on sales of securities	(92,645)	(3,320)
Provision for loan losses	9,500	—
Increase in accrued interest receivable	(22,855)	(18,256)
Increase in cash surrender value of life insurance	(32,066)	(35,195)
Net (increase) decrease in other assets	(35,362)	146,743
Net increase (decrease) in other liabilities	12,184	(183,103)

Net cash (used in) provided by operating activities	120,647	62,248

Cash flows from investing activities:
Purchases of securities available for sale	(13,720,570)	(21,945,332)
Repayments and maturities of securities held to maturity	1,391,892	2,478,547
Repayments and maturities of securities available for sale	6,054,925	7,613,830
Proceeds from sales of securities held to maturity	1,421,592	27,606
Proceeds from sales of securities available for sale	2,266,198	1,186,359
Loans purchased	(2,235,964)	—
Loan originations, net of principal repayments	2,632,344	127,597
Purchases of bank premises and equiment	(9,572)	(8,144)
(Purchase) redemption of FHLB stock	(21,300)	17,100

Net cash provided by (used in) investing activities	(2,220,455)	(10,502,437)

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,808,783)	607,156
Net (decrease) increase in advances from borrowers for taxes and insurance	(203,855)	(178,852)
Net increase in escrow for stock conversion	10,586,207	—

Net cash (used in) provided by financing activities	6,573,569	428,304

Net decrease in cash and cash equivalents	4,473,761	(10,011,885)

Cash and cash equivalents at beginning of year	5,434,472	14,260,550

Cash and cash equivalents at end of year	$9,908,233	$4,248,665

Supplemental Information:

Cash paid for:
Interest	$293,686	$339,782
Income taxes (refunds received), net	$—	$15,590

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

Investment and Mortgage-Backed Securities

Securities that the Association has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.  Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings.  As of June 30, 2013 and December 31, 2012, the Association had no securities classified as held for trading.

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

Subsequent Events

The Association has evaluated all events subsequent to the balance sheet date of June 30, 2013, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance other than as disclosed in note 6.

2.  SECURITIES

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$994,550	$23,688	$—	$1,018,238
Mortgage-backed securities	6,462,094	266,353	—	6,728,447

	$7,456,644	$290,041	$—	$7,746,685

Securities available for sale:
U.S. government and agency obligations	$8,090,609	$30,752	$81,709	$8,039,652
Mortgage-backed securities	30,019,225	132,658	318,651	29,833,232

	$38,109,834	$163,410	$400,360	$37,872,884

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$995,080	$41,006	$—	$1,036,086
Mortgage-backed securities	9,186,297	431,852	—	9,618,149

	$10,181,377	$472,858	$—	$10,654,235

Securities available for sale:
U.S. government and agency obligations	$7,615,524	$44,490	$3,673	$7,656,341
Mortgage-backed securities	25,270,107	342,893	52,075	25,560,925

	$32,885,631	$387,383	$55,748	$33,217,266

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $7.8 million, $11.2  million, $9.5 million, and $7.9 million, respectively, at June 30, 2013 ($8.9 million, $9.1 million, $9.6 million, and $6.8 million, respectively, at December 31, 2012).

Proceeds from the sale of securities held to maturity amounted to $1,421,592 and $0 for the three months ended June 30, 2013 and 2012, respectively. Net gains of $87,591 and $0 were recognized on those sales for the three months ended, June 30, 2013 and 2012, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $147,244 and $0 for the three months ended June 30, 2013 and 2012, respectively. Net gains of $468 and $0 were recognized on those sales for the three months ended June 30, 2013 and 2012, respectively.

Proceeds from the sale of securities available for sale amounted to $2,266,198 and $1,186,359 for the six months ended June 30, 2013 and 2012, respectively. Net gains of $5,054 and $2,752 were recognized on those sales for the six months ended, June 30, 2013 and 2012, respectively.

Proceeds from the sale of securities held to maturity amounted to $1,421,592 and $27,606 for the six months June 30, 2013 and 2012, respectively. Net gains of $87,591 and $568 were recognized on these sales during the six months ended June 30, 2013 and 2012, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at June 30, 2013 and December 31, 2012, by remaining period to contractual maturity.  Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$505,000	$505,343	$506,543	$508,107
After one to five years	110,122	118,354	3,086,198	3,115,213
After five to ten years	379,427	394,541	12,300,645	12,181,142
After ten years	6,462,095	6,728,447	22,216,448	22,068,422

	$7,456,644	$7,746,685	$38,109,834	$37,872,884

	December 31, 2012
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$505,547	$514,479	$—	$—
After one to five years	110,149	120,158	3,615,413	3,658,930
After five to ten years	379,384	401,449	10,030,617	10,143,302
After ten years	9,186,297	9,618,149	19,239,601	19,415,034

	$10,181,377	$10,654,235	$32,885,631	$33,217,266

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2013 and December 31, 2012, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,914,789	$81,709	$—	$—
Mortgage-backed securities	17,733,985	318,651	—	—

	$20,648,774	$400,360	$—	$—

	December 31, 2012
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,998,777	$3,673	$—	$—
Mortgage-backed securities	4,631,503	52,075	—	—

	$7,630,280	$55,748	$—	$—

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At June 30, 2013, a total of 23 securities were in an unrealized loss position (8 at December 31, 2012).  The Association generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Association’s amortized cost basis. The Association does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012 since the decline in market value is attributable to changes in interest rates and not credit quality and the Association has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

3.  LOANS RECEIVABLE, NET

	June 30,	December 31,
	2013	2012
Mortgage loans:
Residential 1-4 family	$34,439,561	$34,702,030
Commercial and multi-family	4,048,044	4,176,118
Home equity lines of credit	687,622	701,153

	39,175,227	39,579,301

Other loans:
Commercial	500,000	500,000
Secured by savings accounts	57,830	71,119

	557,830	571,119

Total loans	39,733,057	40,150,420

Less:
Deferred loan fees (costs), net	(85,967)	(69,388)
Allowance for loan losses	325,145	314,490

	239,178	245,102

	$39,493,879	$39,905,318

In the ordinary course of business, the Association makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers.  The unpaid principal balances of related party loans were approximately $277,000 and $292,000 at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012 impaired loans or loans on non-accrual status (and 90 days or more delinquent) totaled $369,364 and $0 respectively.  As of June 30, 2013 and December 31, 2012, Residential 1-4 family loans, totaling $0 and $245,733, were 30-59 days delinquent. There were no other delinquent loans as of June 30, 2013 and December 31, 2012.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $8,000 for the three and six months ended June 30, 2013. There were no loans on non-accrual status during the three and six months ended June 30, 2012.

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2013 and December 31, 2012. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Association uses as an indicator of the credit quality of their portfolio is the regulatory classification system.  The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,070	$3,202	$688	$558	$38,518
Special Mention	82	846	—	—	928
Substandard	287	—	—	—	287

Total	$34,439	$4,048	$688	$558	$39,733

	December 31, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,292	$2,491	$701	$571	$38,055
Special Mention	289	1,685	—	—	1,974
Substandard	121	—	—	—	121

Total	$34,702	$4,176	$701	$571	$40,150

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$301	$8	$5	$2	$—	$316
Provision for loan losses	(10)	16	1	2	—	9
Recoveries	—	—	—	—	—	—

Ending Balance	$291	$24	$6	$4	$—	$325

	Three Months Ended
	June 30, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$94	$49	$5	$3	$162	$313
Provision for loan losses	34	10	—	—	(44)	—
Recoveries	—	—	—	1	—	1

Ending Balance	$128	$59	$5	$4	$118	$314

	Six Months Ended
	June 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	163	(35)	1	(2)	(118)	9
Recoveries	—	—	—	2	—	2

Ending Balance	$291	$24	$6	$4	$—	$325

	Six Months Ended
	June 30, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$94	$49	$5	$3	$162	$313
Provision for loan losses	34	10	—	—	(44)	—
Recoveries	—	—	—	1	—	1

Ending Balance	$128	$59	$5	$4	$118	$314

4.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30,	December 31,
	2013	2012

Unrealized net loss on pension plan	$(1,124,177)	$(1,147,046)
Unrealized gain (loss) on securities available for sale	(236,950)	331,635

Accumulated other comprehensive loss before taxes	(1,361,127)	(815,411)

Tax effect	533,472	323,684

Accumulated other comprehensive loss	$(827,655)	$(491,727)

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

The Association uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Association did not have any liabilities that were measured at fair value at June 30, 2013 and December 31, 2012. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Association may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

In accordance with ASC Topic 820, the Association groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•     Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

A.  Fair Value Measurements (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

June 30, 2013:
Securities available for sale	$37,872,884	$—	$37,872,884	$—

December 31, 2012:
Securities available for sale	$33,217,266	$—	$33,217,266	$—

There were no assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

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

B.  Fair Value Disclosures (Cont’d)

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

B.  Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30,		December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$9,908	$9,908	$5,434	$5,434
Securities held to maturity	7,457	7,747	10,181	10,654
Securities available for sale	37,873	37,873	33,217	33,217
Loans receivable	39,494	40,225	39,905	42,223
FHLB and other stock, at cost	222	222	201	201
Accrued interest receivable	303	303	280	280

Financial liabilities:
Deposits	82,377	82,925	86,186	86,837

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

6.  PLAN OF CONVERSION AND SUBSEQUENT EVENT

On July 15, 2013, the Association completed its mutual-to-stock conversion, and the Company consummated its initial stock offering. The Company sold 793,500 shares of its common stock, including 55,545 shares purchased by the Association’s employee stock ownership plan, at a price of $10.00 per share, in a subscription offering, for gross offering proceeds of $7,935,000.

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred through June 30, 2013 were $439,000.

In accordance with applicable federal conversion regulations, at the time of the completion of our mutual-to-stock conversion, we established a liquidation account in the Association in an amount equal to the Association’s total retained earnings as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Association, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Association may not declare, pay a dividend on, or repurchase any of its capital stock of the Association, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Association.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $6.3 million, or 6.7%, to $100.3 million at June 30, 2013 from $94.1 million at December 31, 2012.  The increase was due primarily to an increase in cash and due from banks as a result of subscription funds received from the stock conversion and an increase in securities available for sale offset by a decrease in securities held to maturity.

Cash and cash equivalents increased $4.5 million, or 82.3%, to $9.9 million at June 30, 2013 from $5.4 million at December 31, 2012, as additional liquidity was needed to provide refunds to shareholders for the oversubscriptions to the stock conversion. Securities available for sale increased $4.7 million, or 14.0%, to $37.9 million at June 30, 2013 from $33.2 million at December 31, 2012 and securities held to maturity decreased $2.7 million, or 26.8%, to $7.5 million at June 30, 2013 from $10.2 million at December 31, 2012 reflecting additional available for sale purchases from stock proceeds offset by the sale of mortgage backed securities classified as held to maturity after collection of a substantial portion (at least 85%) of principal outstanding at acquisition and monthly principal payments.

Net loans receivable decreased $411,000, or 1.0%, to $39.5 million at June 30, 2013 from $39.9 million at December 31, 2012.  The decrease in loans receivable was due primarily to new loans being offset by loan prepayment payoffs and normal principal payments.

At June 30, 2013, our investment in bank-owned life insurance was $1.98 million, an increase of $32,000 from $1.94 million at December 31, 2012.  We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of deferred income taxes, accrued interest receivable, prepaid FDIC insurance premiums, refundable income taxes and an annuity contract for a former director, increased $268,000 or 17.2%, to $1.8 million at June 30, 2013 from approximately $1.6 million at December 31, 2012.

Total deposits decreased $3.8 million, or 4.4%, to $82.4 million at June 30, 2013 from $86.2 million at December 31, 2012. The decrease resulted primarily from a decrease in NOW accounts of $1.6 million, or 13.1%.  Savings and club accounts decreased $373,000, or 1.3%, and money market accounts decreased $380,000 or 10.1%. Additionally, certificates of deposit decreased $1.5 million, or 4.0%. As part of our efforts to reduce our reliance on certificates of deposit, we continued to allow higher costing certificates of deposit to run off at maturity during the first two quarters of 2013, as we increased our emphasis on increasing core deposits.

We had no borrowings outstanding at June 30, 2013 or at December 31, 2012.  At June 30, 2013, we had the ability to borrow approximately $30.3 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets.  Additionally, at June 30, 2013, we had the ability to borrow up to $1.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity decreased to $5.9 million at June 30, 2013 from $6.2 million at December 31, 2012 resulting from net income of $32,000 offset by an increase in other comprehensive loss of $336,000 during the six months ended June 30, 2013.

Comparison of Results of Operations for the Quarters Ended June 30, 2013 and June 30, 2012

General.  We had net income of $50,000 for the quarter ended June 30, 2013 compared to net income of $8,000 for the quarter ended June 30, 2012.  The increase in our net income resulted primarily from an increase in non-interest income and a decrease in non-interest expense, which was partially offset by a decline in net interest income, when comparing the 2013 quarter to the 2012 quarter.

Net Interest Income.  Net interest income decreased $37,000 or 6.8%, to $503,000 for the quarter ended June 30, 2013 from $540,000 for the quarter ended June 30, 2012.  The decrease resulted from a decrease of $67,000 in interest and dividend income, partially offset by a decrease of $31,000 in interest expense on deposits quarter to quarter.  The decrease in interest and dividend income was primarily driven by declining market interest rates during the quarter ended June 30, 2013.  The average yield on our loans decreased 60 basis points and the average yield on our investment and mortgage-backed securities decreased 35 basis points during the quarter ended June 30, 2013 compared to the 2012 quarter. Our net interest rate spread decreased 21 basis points to 2.40% for the quarter ended June 30, 2013 from 2.61% for the quarter ended June 30, 2012 and our net interest margin decreased 21 basis points to 2.43% for the 2013 quarter from 2.64% for the 2012 period. Average interest-earning assets increased to $82.8 million for the quarter ended June 30, 2013 from $81.9 million for the prior year quarter.

Interest and Dividend Income.  Interest and dividend income decreased $67,000 to $649,000 for the quarter ended June 30, 2013 from $716,000 for the quarter ended June 30, 2012.  The decrease resulted primarily from a $48,000 decrease in interest income on loans and a $19,000 decrease in other interest income.

Interest income on loans decreased $48,000, or 9.0%, to $482,000 for the quarter ended June 30, 2013 from $530,000 for the quarter ended June 30, 2012.  The decrease resulted primarily from a decrease of 60 basis points in the average yield on loans to 4.77% for the 2013 quarter from 5.37% for the 2012 quarter, reflecting lower market interest rates year to year, partially offset by an increase in the average balance of loans outstanding of $933,000, or 2.4%, to $40.4 million for the quarter ended June 30, 2013 from $39.5 million for the quarter ended June 30, 2012.

Interest and dividend income on investment and mortgage-backed securities decreased $16,000 to $166,000 for the quarter ended June 30, 2013 from $182,000 for the quarter ended June 30, 2012 due to a decrease in the average yield on securities to 1.63% during the 2013 quarter from 1.98% during the 2012 quarter, offset in part by an increase in the average balance of securities to $40.7 million for the 2013 quarter from $36.8 million for the 2012 quarter.

Interest Expense.  Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $31,000, or 17.4%, to $145,000 for the quarter ended June 30, 2013 from $176,000 for the quarter ended June 30, 2012.  The decrease in the cost of interest-bearing deposits was due to a decrease of 16 basis points in the average rate paid on interest-bearing deposits to 0.73% for the quarter ended June 30, 2013 from 0.89% for the quarter ended June 30, 2012, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Although average interest-bearing liabilities increased to $80.0 million for the quarter ended June 30, 2013 from $79.2 million for the quarter ended June 30, 2012, higher cost interest-bearing certificates of deposits decreased and lower-cost NOW, money market and savings accounts remained unchanged.  The change in the composition of our interest-bearing deposits, coupled with a greater effect of non-interest bearing deposits, helped reduced the cost of funds from 0.86% for the quarter ended June 30, 2012 to 0.70% for the quarter ended June 30, 2013.

Provision for Loan Losses.  We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  There was a $9,000 provision for loan losses recorded for the quarter ended June 30, 2013 and no provision recorded for the quarter ended June 30, 2012.  The allowance for loan losses was $325,000 at June 30, 2013 compared to $314,000 at June 30, 2012. Non-performing loans at June 30, 2013 totaled $369,000 and $0 at June 30, 2012. During the quarters ended June 30, 2013 and June 30, 2012 there were $0 and $1,000 in recoveries, respectively.

Noninterest Income.  Noninterest income increased $75,000 to $134,000 for the quarter ended June 30, 2013 from $59,000 for the quarter ended June 30, 2012.  The increase was primarily due to security gains offset by a decline in other fee and life insurance income.

Noninterest Expense.  Noninterest expense decreased $34,000, or 5.5%, to $576,000 for the quarter ended June 30, 2013 from $609,000 for the quarter ended June 30, 2012.  Compensation and benefits decreased $23,000 to $296,000 for the second quarter of 2013 from $319,000 for the second quarter of 2012, resulting from timing differences on staff replacements.  Occupancy and equipment decreased $34,000 or 25.4%, to $99,000 for the quarter ended June 30, 2013 from $133,000 for the quarter ended June 30, 2012, as a result of a decrease in office building maintenance and related expenses.

Other non-interest expenses increased by $23,000 or 14.7%, to $180,000 for the quarter ended June 30, 2013 from $157,000 for the quarter ended June 30, 2012. The increase was due primarily to increased data processing costs and other professional services fees. Additional consultants were engaged to assist management with compliance and regulatory reporting requirements.

Income Tax Expense (Benefit).  We recorded a $3,000 income tax expense for the quarter ended June 30, 2013 and a $(17,800) income tax benefit for the quarter ended June 30, 2012.  Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2013 and June 30, 2012

General.  We had net income of $32,000 for the six months ended June 30, 2013 compared to a net loss of $23,000 for the six months ended June 30, 2012.  The increase in net income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted primarily from an increase in non-interest income and a decrease in non-interest expense, which was partially offset by a decline in net interest income.

Net Interest Income.  Net interest income decreased $59,000, or 5.4%, to $1,035,000 for the six months ended June 30, 2013 from $1,093,000 for the six months ended June 30, 2012.  The decrease resulted from a decrease of $102,000 in interest and dividend income, partially offset by a decrease of $43,000 in interest expense on deposits for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The decrease in interest and dividend income was primarily driven by declining market interest rates during the six months ended June 30, 2013.  The average yield on our loans decreased 58 basis points and the average yield on our investment and mortgage-backed securities decreased 53 basis points during the six months ended June 30, 2013. Our net interest rate spread decreased 24 basis points to 2.43% for the six months ended June 30, 2013 from 2.67% for the six months ended June 30, 2012 and our net interest margin decreased 23 basis points to 2.46% for the 2013 period from 2.69% for the 2012 period. Average interest-earning assets increased to $83.9 million for the six months ended June 30, 2013 from $81.0 million for the prior year period.

Interest and Dividend Income.  Interest and dividend income decreased $102,000 to $1,332,000 for the six months ended June 30, 2013 from $1,433,000 for the six months ended June 30, 2012.  The decrease resulted primarily from a $74,000 decrease in interest income on loans and a $28,000 decrease in other interest income.

Interest income on loans decreased $74,000, or 6.9%, to $987,000 for the six months ended June 30, 2013 from $1,061,000 for the six months ended June 30, 2012.  The decrease resulted primarily from a decrease of 58 basis points in the average yield on loans to 4.85% for the 2013 period from 5.43% for the 2012 period, reflecting lower market interest rates year to year, partially offset by an increase in the average balance of loans outstanding of $1.6 million, or 4.1%, to $40.7 million for the six months ended June 30, 2013 from $39.1 million for the six months ended June 30, 2012.

Interest and dividend income on investment and mortgage-backed securities decreased $19,000 to $342,000 for the six months ended June 30, 2013 from $361,000 for the six months ended June 30, 2012 due to a decrease in the average yield on securities to 1.62% during the 2013 period from 2.15% during the 2012 period, offset in part by an increase in the average balance of securities to $42.3 million for the 2013 period from $33.5 million for the 2012 period.

Interest Expense.  Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $43,000, or 12.7%, to $297,000 for the six months ended June 30, 2013 from $340,000 for the six months ended June 30, 2012.  The decrease in the cost of interest-bearing deposits was due to a decrease of 13 basis points in the average rate paid on interest-bearing deposits to 0.74% for the six months ended June 30, 2013 from 0.87% for the six months ended June 30, 2012, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Although interest-bearing liabilities increased to $80.8 million for the six months ended June 30, 2013 from $78.9 million for the six months ended June 30, 2012, higher cost interest-bearing certificates of deposits decreased and lower-cost NOW, money market and savings accounts increased.  The change in the composition of our interest-bearing deposits, coupled with a greater effect of non-interest bearing deposits, helped reduced the cost of funds from 0.85% for the six months ended June 30, 2012 to 0.71% for the six months ended June 30, 2013.

Provision for Loan Losses.  We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  There was a $9,000 provision for loan losses recorded for the six month period ended June 30, 2013 and no provision for loan losses recorded for the six month period ended June 30, 2012.  During the six months ended June 30, 2013, there was a $2,000 recovery and during the same period in 2012 there was a recovery of $1,000.

Noninterest Income.  Noninterest income increased $65,000, to $177,000 for the six months ended June 30, 2013 from $112,000 for the six months ended June 30, 2012.  The increase was primarily due to security gains offset by a decline in other fees and life insurance income.

Noninterest Expense.  Noninterest expense decreased $82,000, or 6.5%, to $1,175,000 for the six months ended June 30, 2013 from $1,257,000 for the six months ended June 30, 2012.  Compensation and benefits decreased $11,000 to $640,000 for the six months ended June 30, 2013 from $651,000 for the six months ended June 30, 2012, resulting from timing differences on staff replacements.  Occupancy and equipment decreased $47,000 or 19.1%, to $200,000 for the six months ended June 30, 2013 from $247,000 for the six months ended June 30, 2012, as a result of a decrease in office building maintenance and related expenses.  Other non-interest expenses decreased by $24,000 or 6.5%, to $335,000 for the six months ended June 30, 2013 from $359,000 for the six months ended June 30, 2012. The decrease was due primarily to a decrease in advertising, other non- interest expenses and professional fees offset by slightly higher data processing fees.

Income Tax Expense (Benefit).  We recorded a $5,000 income tax benefit for the six months ended June 30, 2013 and a $29,000 income tax benefit for the six months ended June 30, 2012.  Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.                                                         Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.                                                         Exhibits

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNYSIDE BANCORP, INC.

Date: August 14, 2013	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

Date: August 14, 2013	/s/ Gerard A. Iervolino
Gerard A. Iervolino
Vice President and Chief Financial Officer