Form 10-Q
period 2013-09-30
Sunnyside Bancorp, Inc.
filed 2013-11-14
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

FORM 10-Q

[X]Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

As of November 14, 2013, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding..

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2013	2012
Assets

Cash and cash equivalents:
Cash and due from banks	$2,620,637	$5,434,472
Securities held to maturity, net	5,927,282	10,181,377
Securities available for sale	36,555,184	33,217,266
Loans receivable, net	40,614,206	39,905,318
Premises and equipment, net	1,559,796	1,615,410
Federal Home Loan Bank of New York and other stock, at cost	222,420	201,120
Accrued interest receivable	265,865	280,199
Cash surrender value of life insurance	1,992,333	1,944,934
Deferred income taxes	932,141	422,827
Other assets	518,525	851,680

Total Assets	$91,208,389	$94,054,603

Liabilities and Equity

Liabilities:
Deposits	$78,176,033	$86,185,677
Advances from borrowers for taxes and insurance	383,856	706,036
Other liabilities	520,779	948,885

Total Liabilities	79,080,668	87,840,598

Commitments and contingencies	-	-

Equity:
Serial preferred stock; par value $.01, 1,000,000 shares
authorized, no shares issued	-	-
Common stock; par value $01, 30,000,000 shares authorized
and 793,500 shares issued (2013)	7,935	-
Additional paid in capital	7,082,343	-
Unamortized ESOP shares	(551,747)	-
Retained earnings	6,706,759	6,705,732
Accumulated other comprehensive (loss), net of tax	(1,117,569)	(491,727)

Total Equity	12,127,721	6,214,005

Total Liabilities and Equity	$91,208,389	$94,054,603

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	September 30,
	2013	2012

Interest and dividend income:
Loans	$474,371	$500,787
Investment securities	30,001	24,137
Mortgage-backed securities	171,395	149,165
Federal funds sold and other earning assets	1,992	1,146

Total interest and dividend income	677,759	675,235

Interest expense on deposits	140,144	174,348
Borrowings	-	-

Total interest expense	140,144	174,348

Net interest income	537,615	500,887

Provision for loan losses	-	-

Net interest income after provision for loan losses	537,615	500,887

Non-interest income:
Fees and service charges	26,643	25,607
Net gain on sale of securities	28,638	46,118
Income on bank owned life insurance	15,333	19,312

Total non-interest income	70,614	91,037

Non-Interest Expense:
Compensation and benefits	341,112	324,765
Occupancy and equipment, net	87,404	87,660
Data processing service fees	39,133	51,711
Professional fees	104,600	43,930
Federal deposit insurance premiums	15,328	16,246
Advertising and promotion	24,293	24,113
Other	64,342	50,147

Total non-interest expense	676,212	598,572

Income (loss) before income taxes	(67,983)	(6,648)

Income tax (benefit)	(37,218)	(22,800)

Net income (loss)	$(30,765)	$16,152

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Nine Months Ended
	September 30,
	2013	2012

Interest and dividend income:
Loans	$1,461,672	$1,561,522
Investment securities	96,075	77,828
Mortgage-backed securities	447,301	456,030
Federal funds sold and other earning assets	4,341	13,296

Total interest and dividend income	2,009,389	2,108,676

Interest expense on deposits	436,957	514,301
Borrowings	35	-

Total interest expense	436,992	514,301

Net interest income	1,572,397	1,594,375

Provision for loan losses	9,500	-

Net interest income after provision for loan losses	1,562,897	1,594,375

Non-interest income:
Fees and service charges	78,715	98,772
Net gain on sale of securities	121,283	49,438
Income on bank owned life insurance	47,399	54,507

Total non-interest income	247,397	202,717

Non-Interest Expense:
Compensation and benefits	980,745	975,355
Occupancy and equipment, net	287,458	335,033
Data processing service fees	118,762	130,633
Professional fees	206,666	148,549
Federal deposit insurance premiums	48,178	50,051
Advertising and promotion	57,582	64,586
Other	151,994	151,188

Total non-interest expense	1,851,385	1,855,395

(Loss) before income taxes	(41,091)	(58,303)

Income tax (benefit)	(42,118)	(51,800)

Net income (loss)	$1,027	$(6,503)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
	2013	2012

Net income	$(30,765)	$16,152

Other comprehensive income (loss), before tax:
Defined benefit pension plans	(22,869)	207

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	(564,265)	87,146
Reclassification adjustment for (gains) losses included in operations	258	(939)

Other comprehensive income (loss), before tax	(586,876)	86,414

Income tax expense (benefit) related to items of other comprehensive income	(296,962)	35,501

Other comprehensive income (loss), net of tax	(289,914)	50,913

Comprehensive income (loss)	$(320,679)	$67,065

The accompanying notes are an integral part of these consolidated financial statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Nine Months Ended
	September 30,
	2013	2012

Net income (loss)	$1,027	$(6,503)

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	207

Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,127,796)	182,213
Reclassification adjustment for (gains) losses included in operations	(4,796)	(1,504)

Other comprehensive income (loss), before tax	(1,132,592)	180,916

Income tax expense (benefit) related to items of other comprehensive income	(506,750)	76,689

Other comprehensive income (loss), net of tax	(625,842)	104,227

Comprehensive income (loss)	$(624,815)	$97,724

The accompanying notes are an integral part of these consolidated financial statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

						Accumulated
			Additional			Other
	Common		Paid in	ESOP	Retained	Comprehensive	Total
	Stock		Capital	Shares	Earnings	Income (Loss)	Equity

Balance at December 31, 2012	$-	S	-	$-	$6,705,732	$(491,727)	$6,214,005

Issuance of common stock at conversion	7,935		7,082,343	-	-	-	7,090,278

Acquisition of ESOP shares	-		-	(555,450)	-	-	(555,450)

Net Income for the nine months ended September 30, 2013	-		-	-	1,027	-	1,027

Amortization of ESOP shares	-		-	3,703	-	-	-

Other comprehensive income (loss), net of tax	-		-	-	-	(625,842)	(625,842)

Balance at September 30, 2013	$7,935		$7,082,343	$(551,747)	$6,706,759	$(1,117,569)	$12,127,721

The accompanying notes are an integral part of these consolidated financial statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED StatementS of Cash Flows

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,027	$(6,503)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation expense	99,024	97,368
Amortization of premiums and accretion of discounts, net	252,660	256,261
Amortization of deferred loan fees and costs, net	11,247	(18,530)
Net gain on sales of securities	(121,283)	(49,438)
Provision for loan losses	9,500	-
Decrease (Increase) in accrued interest receivable	14,334	(15,685)
Increase in cash surrender value of life insurance	(47,399)	(54,507)
Decrease in other assets	330,591	179,448
Decrease in other liabilities	(428,106)	(165,796)
Amortization of ESOP shares	3,703	-

Net cash (used in) provided by operating activities	125,298	222,618

Cash flows from investing activities:
Purchases of securities available for sale	(20,007,438)	(30,073,549)
Repayments and maturities of securities held to maturity	2,384,163	2,058,483
Repayments and maturities of securities available for sale	7,906,362	11,462,697
Proceeds from sales of securities held to maturity	1,987,721	2,859,579
Proceeds from sales of securities available for sale	7,381,400	153,144
Loans purchased	(2,235,964)	-
Loan originations, net of principal repayments	1,506,329	1,444,448
Purchases of bank premises and equiment	(43,410)	(9,905)
(Purchase) redemption of FHLB stock	(21,300)	17,100

Net cash provided by (used in) investing activities	(1,142,137)	(12,088,003)

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,009,644)	3,324,451
Net (decrease) increase in advances from borrowers
for taxes and insurance	(322,180)	(348,605)
Net increase in escrow for stock conversion	6,534,828	-

Net cash (used in) provided by financing activities	(1,796,996)	2,975,846

Net decrease in cash and cash equivalents	(2,813,835)	(8,889,539)

Cash and cash equivalents at beginning of year	5,434,472	14,260,550

Cash and cash equivalents at end of year	$2,620,637	$5,371,011

Supplemental Information:

Cash paid for:
Interest	$436,994	$512,268
Income taxes (refunds received), net	$-	$15,590

The accompanying notes are an integral part of these consolidated financial statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant policies used in presentation of the accompanying consolidated financial statements of Sunnyside Bancorp, Inc. and Subsidiary, (the ‘Company’’).

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Sunnyside Bancorp. Inc., and its wholly-owned subsidiary, Sunnyside Federal Savings and Loan Association of Irvington (the ”Association”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business

Sunnyside Federal Savings and Loan Association of Irvington is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (primarily Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences and in mortgage-backed and other securities. To a significantly lesser extent, funds are invested in multi-family and commercial mortgage loans, commercial loans, and consumer loans. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. As a federally-chartered savings Company, the Company’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period then ended.  Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Company’s market area.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.  Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings.  As of September 30, 2013 and December 31, 2012, the Company had no securities classified as held for trading.

The Company conducts a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary.  The evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the Company’s intent and ability to hold the securities and assessments of the reason for the decline in value and the likelihood of a near-term recovery.  If such a decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to income as a component of non-interest expense.

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

Allowance for Loan Losses

An allowance for loan losses is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate.  Management of the Company, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.  The Company utilizes a two tier approach: (1) identification of problem loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio.  The Company maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral, and financial condition of the borrowers.  Specific loan losses are established for identified loans based on a review of such information and appraisals of the underlying collateral.  General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, and management's judgment.  Although management believes that adequate specific and general loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary.

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.   An insignificant payment delay, which is defined as up to ninety days by the Company, will not cause a loan to be classified as impaired.  A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay.  The amount of loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently.  The Company does not aggregate such loans for evaluation purposes.  Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

Federal Home Loan Bank of New York stock

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company is required to acquire and hold shares of FHLB Class B stock.  The holding requirement varies based on the Company’s activities, primarily its outstanding borrowings, with the FHLB.  The investment in FHLB stock is carried at cost.  The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists.

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

Concentration of Credit Risk and Interest-Rate Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans.  Cash and cash equivalents include amounts placed with highly rated financial institutions.  Investment securities include securities backed by the U.S.

Government and other highly rated instruments.  The Company’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New York.  As a result, credit risk is broadly dependent on the real estate market and general economic conditions in the State.

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate in the State of New York. The potential for interest-rate risk exists as a result of the shorter duration of the Company's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.  In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income.  For this reason, management regularly monitors the maturity structure of the Company's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”).

Earnings per share are not applicable for periods prior to the date of our conversion on July 15, 2013.

   2.  SECURITIES

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$489,558	$18,077	$-	$507,635
Mortgage-backed securities	5,437,724	185,444	-	5,623,168

	$5,927,282	$203,521	$-	$6,130,803

Securities available for sale:
U.S. government and agency obligations	$3,996,639	$-	$202,921	$3,793,718
Mortgage-backed securities	33,359,501	125,311	723,346	32,761,466

	$37,356,140	$125,311	$926,267	$36,555,184

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$995,080	$41,006	$-	$1,036,086
Mortgage-backed securities	9,186,297	431,852	-	9,618,149

	$10,181,377	$472,858	$-	$10,654,235

Securities available for sale:
U.S. government and agency obligations	$7,615,524	$44,490	$3,673	$7,656,341
Mortgage-backed securities	25,270,107	342,893	52,075	25,560,925

	$32,885,631	$387,383	$55,748	$33,217,266

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $7.3 million, $15.1  million, $8.6 million, and $7.7 million, respectively, at September 30, 2013 and of  $8.9 million, $9.1 million, $9.6 million, and $6.8 million, respectively, at December 31, 2012.

Proceeds from the sale of securities held to maturity amounted to $566,129 and $1,673,221 for the three months ended September 30, 2013 and 2012, respectively. Net gains of $28,896 and $45,180 were recognized on those sales for the three months ended September 30, 2013 and 2012, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $5,115,202 and $125,538 for the three months ended September 30, 2013 and 2012, respectively. Net (losses) gains of ($258) and $939 were recognized on those sales for the three months ended September 30, 2013 and 2012, respectively.

2.  SECURITIES (Cont’d)

Proceeds from the sale of securities available for sale amounted to $7,381,400 and $153,144 for the nine months ended September 30, 2013 and 2012, respectively. Net gains of $4,796 and $1,504 were recognized on those sales for the nine months ended, September 30, 2013 and 2012, respectively.

Proceeds from the sale of securities held to maturity amounted to $1,987,721 and $2,859,579 for the nine months September 30, 2013 and 2012, respectively. Net gains of $116,487 and $47,932 were recognized on these sales during the nine months ended September 30, 2013 and 2012, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at September 30, 2013 and December 31, 2012, by remaining period to contractual maturity.  Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,109	117,033	605,128	608,031
After five to ten years	379,449	390,602	12,840,101	12,616,480
After ten years	5,437,724	5,623,168	23,910,911	23,330,673

	$5,927,282	$6,130,803	$37,356,140	$36,555,184

	December 31, 2012
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$505,547	$514,479	$-	$-
After one to five years	110,149	120,158	3,615,413	3,658,930
After five to ten years	379,384	401,449	10,030,617	10,143,302
After ten years	9,186,297	9,618,149	19,239,601	19,415,034

	$10,181,377	$10,654,235	$32,885,631	$33,217,266

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2013 and December 31, 2012, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,793,718	$202,921	$-	$-
Mortgage-backed securities	22,136,335	723,346	-	-

	$25,930,053	$926,267	$-	$-

2.  SECURITIES (Cont’d)

	December 31, 2012
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,998,777	$3,673	$-	$-
Mortgage-backed securities	4,631,503	52,075	-	-

	$7,630,280	$55,748	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At September 30, 2013, a total of 23 securities were in an unrealized loss position (8 at December 31, 2012).  The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

3.  LOANS RECEIVABLE, NET

	September 30,	December 31,
	2013	2012
Mortgage loans:
Residential 1-4 family	$35,117,687	$34,702,030
Commercial and multi-family	4,507,336	4,176,118
Home equity lines of credit	683,354	701,153

	40,308,377	39,579,301

Other loans:
Commercial	500,000	500,000
Savings by savings accounts	50,695	71,119

	550,695	571,119

Total loans	40,859,072	40,150,420

Less:
Deferred loan fees (costs), net	(80,279)	(69,388)
Allowance for loan losses	325,145	314,490

	244,866	245,102

	$40,614,206	$39,905,318

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers.  The unpaid principal balances of related party loans were approximately $268,000 and $292,000 at September 30, 2013 and December 31, 2012, respectively.

3.  LOANS RECEIVABLE, NET (Cont’d)

As of September 30, 2013 and December 31, 2012 impaired loans or loans on non-accrual status totaled $369,054 and $0 respectively..  As of September 30, 2013 and December 31, 2012, Residential 1-4 family loans, totaling $139,337 and $245,733, were 30-59 days delinquent. There were no other delinquent loans as of September 30, 2013 and December 31, 2012.

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $5,600 for the three and $13,600 for the nine months ended September 30, 2013. There were no loans on non-accrual status during the three and nine months ended September 30, 2012

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2013 and December 31, 2012. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

4.	Experience, ability, and depth of lending management and staff and the quality of the Company’s loan review system.

5.	Volume and severity of past due, classified and nonaccrual loans.

6.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

7.	Effect of external factors, such as competition and legal and regulatory requirements.

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

"

Pass — These loans are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

"	Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

"

Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

3.  LOANS RECEIVABLE, NET (Cont’d)

"

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

"

Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

One of the primary methods the Company uses as an indicator of the credit quality of  its portfolio is the regulatory classification system.  The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,749	$3,672	$683	$551	$39,655
Special Mention	-	835	-	-	835
Substandard	369	-	-	-	369

Total	$35,118	$4,507	$683	$551	$40,859

	December 31, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,292	$2,491	$701	$571	$38,055
Special Mention	289	1,685	-	-	1,974
Substandard	121	-	-	-	121

Total	$34,702	$4,176	$701	$571	$40,150

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$291	$24	$6	$4	$-	$325
Provision for loan losses	(7)	7	-	-	-	-
Recoveries	-	-	-	-	-	-

Ending Balance	$284	$31	$6	$4	$-	$325

3.  LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	September 30, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Ending Balance	$128	$59	$5	$4	$118	$314

	Nine Months Ended
	September 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	156	(28)	1	(2)	(118)	9
Recoveries	-	-	-	2	-	2

Ending Balance	$284	$31	$6	$4	$-	$325

	Nine Months Ended
	September 30, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$94	$49	$5	$3	$162	$313
Provision for loan losses	34	10	-	-	(44)	-
Recoveries	-	-	-	1	-	1

Ending Balance	$128	$59	$5	$4	$118	$314

4.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2013	2012

Unrealized net loss on pension plan	$(1,147,046)	$(1,147,046)
Unrealized gain (loss) on securities available for sale	(800,957)	331,635

Accumulated other comprehensive loss before taxes	(1,948,003)	(815,411)

Tax effect	830,434	323,684

Accumulated other comprehensive loss	$(1,117,569)	$(491,727)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2013 and December 31, 2012. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

In accordance with ASC Topic 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

"	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

"

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

"

Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. ASC Topic 820 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Assets that are measured on a recurring basis are limited to the available-for-sale securities portfolio. The available-for-sale portfolio is carried at estimated fair value with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Substantially all of the available-for-sale portfolio consists of investment securities issued by government-sponsored enterprises. The fair values for substantially all of these securities are obtained from an independent securities broker. Based on the nature of the securities, the securities broker provides the Company with prices which are categorized as Level 2 since quoted prices in active markets for identical assets are generally not available for the majority of securities in the portfolio.

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A.  Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2012 and 2011:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

September 30, 2013:
Securities available for sale	$36,555,184	$-	$36,555,184	$-

December 31, 2012:
Securities available for sale	$33,217,266	$-	$33,217,266	$-

There were no assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

B.  Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.

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

FHLB Stock

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed.  There is no active market for this stock, and the Company is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans (Level 2).

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

Short-Term Borrowings

The carrying amounts of federal funds purchased, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements (Level 1).

5.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

Long-Term Borrowings

The fair value of long-term borrowings is estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Off-Balance-Sheet Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30,		December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,621	$2,621	$5,434	$5,434
Securities held to maturity	5,927	6,131	10,181	10,654
Securities available for sale	36,555	36,555	33,217	33,217
Loans receivable	40,614	41,106	39,905	42,223
FHLB and other stock, at cost	222	222	201	201
Accrued interest receivable	266	266	280	280

Financial liabilities:
Deposits	78,342	78,842	86,186	86,837

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

 6.  Plan of Conversion AND SUBSEQUENT EVENT

On July 15, 2013, the Company completed its mutual-to-stock conversion, and the Company consummated its initial stock offering. The Company sold 793,500 shares of its common stock, including 55,545 shares purchased by the Company’s employee stock ownership plan, at a price of $10.00 per share, in a subscription offering, for gross offering proceeds of $7,935,000.

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred through September 30, 2013 were $839,000.

In accordance with applicable federal conversion regulations, at the time of the completion of our mutual-to-stock conversion, we established a liquidation account in the Company in an amount equal to the Company’s total retained earnings as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Company, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Company may not declare, pay a dividend on, or repurchase any of its capital stock of the Company, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

changes in our organization, compensation and benefit plans; and

•
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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $2.9 million, or 3.1%, to $91.2 million at September 30, 2013 from $94.1 million at December 31, 2012.  The decrease was due primarily to a decrease in cash and due from bank and securities held to maturity partially offset by an increase in securities available for sale and an increase in loans outstanding.

Cash and cash equivalents decreased $2.8 million, or 51.9%, to $2.6 million at September 30, 2013 from $5.4 million at December 31, 2012, as liquidity was reduced to fund loans and purchase securities available for sale. Securities available for sale increased $3.4 million, or 10.2%, to $36.6 million at September 30, 2013 from $33.2 million at December 31, 2012 and securities held to maturity decreased $4.3 million, or 42.2%, to $5.9 million at September 30, 2013 from $10.2 million at December 31, 2012 reflecting additional available for sale purchases from stock proceeds offset by the sale of mortgage backed securities classified as held to maturity after collection of a substantial portion (at least 85%) of principal outstanding at acquisition and monthly principal payments.

Net loans receivable increased $700,000, or 1.8%, to $40.6 million at September 30, 2013 from $39.9 million at December 31, 2012.  The increase in loans receivable was due primarily to an increase in residential one to four family loans and commercial and multi-family loans being offset by loan prepayment payoffs and normal principal payments.

At September 30, 2013, our investment in bank-owned life insurance was $2.0 million, an increase of $50,000 from $1.9 million at December 31, 2012.  We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations.  Bank-owned life insurance also generally provides us noninterest income that is non-taxable.  Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Total deposits decreased $8.0 million, or 9.3%, to $78.2 million at September 30, 2013 from $86.2 million at December 31, 2012. The decrease resulted primarily from a decrease in NOW accounts of $2.6 million, or 21.7%.  Savings and club accounts decreased $1.1 million, or 3.7%, and money market accounts decreased $500,000, or 13.20%. Additionally, certificates of deposit decreased $4.0 million, or10.7%. As part of our efforts to reduce our reliance on certificates of deposit, we continued to allow higher costing certificates of deposit to run off at maturity during the first three quarters of 2013, as we increased our emphasis on increasing core deposits.

We had no borrowings outstanding at September 30, 2013 or at December 31, 2012.  At September 30, 2013, we had the ability to borrow approximately $27.3 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets.  Additionally, at September 30, 2013, we had the ability to borrow up to $1.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $12.1 million at September 30, 2013 from $6.2 million at December 31, 2012 primarily related to our mutual to stock conversion that brought in $6.5 million in net capital proceeds partially offset by an increase in other comprehensive loss of $626,000 during the nine months ended September 30, 2013.

Comparison of Results of Operations for the Quarters Ended September 30, 2013 and September 30, 2012

General.  We had a net loss of $31,000 for the quarter ended September 30, 2013 compared to net income of $16,000 for the quarter ended September 30, 2012.  The decrease in our net income resulted primarily from a decrease in non-interest income and an increase in non-interest expense, which was partially offset by an increase in net interest income, when comparing the 2013 quarter to the 2012 quarter.

Net Interest Income.    Net interest income increased $37,000, or 7.4%, to $538,000 for the quarter ended September 30, 2013 from $501,000 for the quarter ended September 30, 2012.  The increase resulted from an increase of $3,000 in interest and dividend income, and a decrease of $34,000 in interest expense on deposits quarter to quarter.  The decrease in interest and dividend income was primarily driven by declining market interest rates during the quarter ended September 30, 2013.  The average yield on our loans decreased 48 basis points and the average yield on our investment and mortgage-backed securities increased 17 basis points during the quarter ended September 30, 2013 compared to the 2012 quarter. Our net interest rate spread decreased 1 basis point to 2.43% for the quarter ended September 30, 2013 from 2.44% for the quarter ended September 30, 2012 and our net interest margin increased 5 basis points to 2.51% for the 2013 quarter from 2.46% for the 2012 period. Average interest-earning assets increased to $85.8 million for the quarter ended September 30, 2013 from $81.4 million for the prior year quarter.

Interest and Dividend Income.    Interest and dividend income increased $3,000 to $678,000 for the quarter ended September 30, 2013 from $675,000 for the quarter ended September 30, 2012.  The slight increase resulted primarily from a $27,000 decrease in interest income on loans offset by an increase in investment and mortgage backed securities of $28,000.

Interest income on loans decreased $27,000 or 5.4%, to $474,000 for the quarter ended September 30, 2013 from $501,000 for the quarter ended September 30, 2012.  The decrease resulted primarily from a decrease of 48 basis points in the average yield on loans to 4.79% for the 2013 quarter from 5.27% for the 2012 quarter, reflecting lower market interest rates year to year, partially offset by an increase in the average balance of loans outstanding of $1.7 million, or 4.5%, to $39.7 million for the quarter ended September 30, 2013 from $38.0 million for the quarter ended September 30, 2012.

Interest and dividend income on investment and mortgage-backed securities increased $28,000 to $201,000 for the quarter ended September 30, 2013 from $173,000 for the quarter ended September 30, 2012 due to an increase in the average yield on securities to 1.80% during the 2013 quarter from 1.63% during the 2012 quarter, and an increase in the average balance of securities to $44.9 million for the 2013 quarter from $42.6 million for the 2012 quarter.

Interest Expense.    Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $34,000, or 19.5%, to $140,000 for the quarter ended September 30, 2013 from $174,000 for the quarter ended September 30, 2012.  The decrease in the cost of interest-bearing deposits was due to a decrease of 15 basis points in the average rate paid on interest-bearing deposits to 0.73% for the quarter ended September 30, 2013 from 0.88% for the quarter ended September 30, 2012, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities decreased to $77.4 million for the quarter ended September 30, 2013 from $79.5 million for the quarter ended September 30, 2012, as higher cost interest-bearing certificates of deposits decreased and lower-cost NOW, money market and savings accounts increased.  The change in the composition of our interest-bearing deposits, coupled with a greater effect of non-interest bearing deposits, helped reduced the cost of funds from 0.86% for the quarter ended September 30, 2012 to 0.65% for the quarter ended September 30, 2013.

Provision for Loan Losses.  We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  There was no provision for loan losses recorded for the quarter ended September 30, 2013 or for the quarter ended September 30, 2012.  The allowance for loan losses was $325,000 at September 30, 2013 compared to $314,000 at September 30, 2012. Non-performing loans at September 30, 2013 totaled $369,000 and $0 at September 30, 2012. During the quarters ended September 30, 2013 and September 30, 2012 there were no loan recoveries.

Noninterest Income.    Noninterest income decreased $20,000 to $71,000 for the quarter ended September 30, 2013 from $91,000 for the quarter ended September 30, 2012.  The decrease was primarily due to a decline in security gains of $17,000 and a decline in income on bank owned life insurance of $4,000 offset by an increase in fees and service charges of $1,000.

Noninterest Expense.    Noninterest expense increased $77,000, or 12.9%, to $676,000 for the quarter ended September 30, 2013 from $599,000 for the quarter ended September 30, 2012.  Compensation and benefits increased $16,000 to $341,000 for the third quarter of 2013 from $325,000 for the third quarter of 2012, resulting from the hiring of a new loan officer during the third quarter of 2013, which costs were absent in 2012 and which were partially offset by decreases in employee benefit costs.  Occupancy and equipment decreased $1,000 or 1.1%, to $87,000 for the quarter ended September 30, 2013 from $88,000 for the quarter ended September 30, 2012, as a result of a decrease in office building maintenance and related expenses. Other non-interest expenses including data processing, professional fees, FDIC premiums, advertising and other expenses increased by $62,000 or 33.3%, to $248,000 for the quarter ended September 30, 2013 from $186,000 for the quarter ended September 30, 2012. The increase was due primarily to increased professional fees from consultants and other professional services which were engaged to assist management with compliance and regulatory reporting requirements.

Income Tax Expense (Benefit).    We recorded a $37,000 income tax benefit for the quarter ended September 30, 2013 and a ($23,000) income tax benefit for the quarter ended September 30, 2012.  Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2013 and September 30, 2012

General.  We had net income of $1,000 for the nine months ended September 30, 2013 compared to a net loss of $7,000 for the nine months ended September 30, 2012.  The increase in net income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted primarily from an increase in non-interest income and a decrease in non-interest expense, partially offset by a decrease in net interest income and an increase in the provision for loan losses.

Net Interest Income.    Net interest income decreased $22,000, or 1.4%, to $1,572,000 for the nine months ended September 30, 2013 from $1,594,000 for the nine months ended September 30, 2012.  The decrease resulted from a decrease of $100,000 in interest and dividend income, partially offset by a decrease of $77,000 in interest expense on deposits for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decrease in interest and dividend income was primarily driven by declining market interest rates during the nine months ended September 30, 2013.  The average yield on our loans decreased 55 basis points and the average yield on our investment and mortgage-backed securities decreased 26 basis points during the nine months ended September 30, 2013. Our net interest rate spread decreased 16 basis points to 2.44% for the nine months ended September 30, 2013 from 2.60% for the nine months ended September 30, 2012 and our net interest margin decreased 14 basis points to 2.48% for the 2013 period from 2.62% for the 2012 period. Average interest-earning assets increased $3.5 million to $84.5 million for the nine months ended September 30, 2013 from $81.0 million for the prior year period.

Interest and Dividend Income.    Interest and dividend income decreased $100,000 to $2.0 million for the nine months ended September 30, 2013 from $2.1 million for the nine months ended September 30, 2012.  The decrease resulted primarily from a $100,000 decrease in interest income on loans.

Interest income on loans decreased $100,000, or 6.4%, to $1.5 million for the nine months ended September 30, 2013 from $1.6 million for the nine months ended September 30, 2012.  The decrease resulted primarily from a decrease of 55 basis points in the average yield on loans to 4.83% for the 2013 period from 5.38% for the 2012 period, reflecting lower market interest rates year to year, partially offset by an increase in the average balance of loans outstanding of $1.6 million, or 4.1%, to $40.3 million for the nine months ended September 30, 2013 from $38.7 million for the nine months ended September 30, 2012.

Interest and dividend income on investment and mortgage-backed securities increased $9,000 to $543,000 for the nine months ended September 30, 2013 from $534,000 for the nine months ended September 30, 2012 due to a decrease in the average yield on securities to 1.68% during the 2013 period from 1.94% during the 2012 period, offset in part by an increase in the average balance of securities to $43.2 million for the 2013 period from $36.7 million for the 2012 period.

Interest Expense.    Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $77,000, or 15.0%, to $437,000 for the nine months ended September 30, 2013 from $514,000 for the nine months ended September 30, 2012.  The decrease in the cost of interest-bearing deposits was due to a decrease of 15 basis points in the average rate paid on interest-bearing deposits to 0.73% for the nine months ended September 30, 2013 from 0.88% for the nine months ended September 30, 2012, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average  interest-bearing liabilities increased  slightly to $79.7 million for the nine months ended September 30, 2013 from $79.1 million for the nine months ended September 30, 2012, Higher cost interest-bearing certificates of deposits decreased and lower-cost NOW, money market and savings accounts increased.  The change in the composition of our interest-bearing deposits, coupled with a greater effect of non-interest bearing deposits, helped reduced the cost of funds from 0.85% for the nine months ended September 30, 2012 to 0.69% for the nine months ended September 30, 2013.

Provision for Loan Losses.  We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  There was a $9,500 provision for loan losses recorded for the nine month period ended September 30, 2013 and no provision for loan losses recorded for the nine month period ended September 30, 2012.   Recoveries of previously charged-off loans amounted to $2,000 and $1,000 during the nine months ended September 30, 2013 and 2012, respectively.

Noninterest Income.    Noninterest income increased $44,000, to $247,000 for the nine months ended September 30, 2013 from $203,000 for the nine months ended September 30, 2012.  The increase was primarily due to security gains offset by a decline in other fees and life insurance income.

Noninterest Expense.    Noninterest expense decreased $4,000, or 0.2%, to $1,851,000 for the nine months ended September 30, 2013 from $1,855,000 for the nine months ended September 30, 2012.  Compensation and benefits decreased $6,000 to $981,000 for the nine months ended September 30, 2013 from $975,000 for the nine months ended September 30, 2012, resulting from increased salary costs offset by declines in employee benefit expenses.  Occupancy and equipment decreased $48,000 or 14.3%, to $287,000 for the nine months ended September 30, 2013 from $335,000 for the nine months ended September 30, 2012, as a result of a decrease in office building maintenance and related expenses.  Other non-interest expenses increased $38,000 or 7.0%, to $583,000 for the nine months ended September 30, 2013 from $545,000 for the nine months ended September 30, 2012. The increase was due primarily to an increase in professional fees offset by decreases in data processing fees, FDIC insurance premiums and advertising and promotion expenses.

Income Tax Expense (Benefit).    We recorded a $42,000 income tax benefit for the nine months ended September 30, 2013 and a ($52,000) income tax benefit for the nine months ended September 30, 2012.  Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

SUNNYSIDE BANCORP, INC.

Date: November 14, 2013	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

Date: November 14, 2013	/s/ Gerard A .Iervolino
Gerard A. Iervolino
Vice President and Chief Financial Officer