Form 10-K
period 2013-12-31
Sunnyside Bancorp, Inc.
filed 2014-03-28
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2013.

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55055

SUNNYSIDE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-3001280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

56 Main Street, Irvington, New York	10533
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (914) 591-8000

Securities registered pursuant to Section 12(b) of the Act:    None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2013. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on July 16, 2013, the first date of trading in the common stock, was approximately $7.5 million.

As of March 28, 2014, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1.           Business

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

General

Sunnyside Bancorp, Inc.

Sunnyside Bancorp, Inc. (“Sunnyside Bancorp” or the “Company”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington (“Sunnyside Federal” or the “Bank”), upon consummation of the Bank’s mutual to stock conversion. The conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. To date, other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any business.

At December 31, 2013, Sunnyside Bancorp had consolidated assets of $91.3 million, liabilities of $79.3 million and equity of $12.0 million.

Sunnyside Bancorp uses the support staff and offices of Sunnyside Federal and pays Sunnyside Federal for these services. If we expand or change our business in the future, we may hire our own employees although we do not expect that this will happen in the near future.

Sunnyside Bancorp is a registered savings and loan holding company and is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. Sunnyside Bancorp’s executive and administrative office is located at 56 Main Street, Irvington, New York 10533, and our telephone number at this address is (914) 591-8000. Our website address is www.sunnysidefederal.com. Information on this website should not be considered a part of this annual report.

Sunnyside Federal Savings and Loan Association of Irvington

Sunnyside Federal is a federal savings association that was founded in 1930. In July 2013, we completed our mutual to stock conversion thereby becoming a stock savings bank and becoming the wholly owned subsidiary of Sunnyside Bancorp. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardley-on-Hudson, and consider our lending area to be Westchester, Putnam and Rockland Counties, New York.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2013, $34.6 million, or 85.9%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations and had no borrowings at December 31, 2013.

For the year ended December 31, 2013, we had a net loss of $60,000, compared to a net loss of $320,000 for the year ended December 31, 2012. Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

All of the members of our current executive management team have been with Sunnyside Federal since 2011. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, the most important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending and commercial lending, including Small Business Administration (SBA) lending.

Sunnyside Federal is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Our executive and administrative office is located at 56 Main Street, Irvington, New York 10533, and our telephone number at this address is (914) 591-8000.

Our website address is www.sunnysidefederal.com. Information on this website should not be considered a part of this annual report.

Market Area and Competition

We conduct our operations from our full-service banking office located in Irvington, Westchester County, New York, which is located approximately 25 miles north of New York City. Our primary deposit market area includes Irvington and the contiguous towns of Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardley-on-Hudson, all of which are located in Westchester County, New York. Our primary lending market area includes Westchester, Putnam and Rockland counties, New York. We will, on occasion, make loans secured by properties located outside of our primary lending market, especially to borrowers with whom we have an existing relationship and who have a presence within our primary lending area.

At December 31, 2013, $34.6 million, or 85.9%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect Sunnyside Federal’s net income.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Due to the above average wealth of Westchester’s population and the proximity to the economy of New York City, Sunnyside Federal has been relatively shielded from the economic downturn of 2008 and 2009. As an example, some key statistics, according to the US Census Bureau, on Westchester County for the period of 2008 through 2013 are provided below:

•	The homeownership rate in Westchester County was 62.1%, compared to 54.5% in the State of New York;

•	The median home value was $533,300, compared to $295,300 in the State of New York;

•	The median household income in Westchester County was $81,093, compared to $57,683 in the State of New York;

•	Approximately 44.8% of the population of Westchester County held a bachelor’s degree or higher, compared to 32.8% of the State of New York; and

•	Approximately 9.3% of the population of Westchester County had incomes below poverty level, compared to 14.9% of the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2008 through 2013:

•	The homeownership rate in Putnam County and Rockland County was 83.3% and 70.0%, respectively, compared to 54.5% in the State of New York;

•	The median home value in Putnam County and Rockland County was $385,600 and $449,600, respectively, compared to $295,300 in the State of New York;

•	The median household income in Putnam County and Rockland County was $95,259 and $86,020, respectively, compared to $57,683 in the State of New York;

•	Approximately 38.8% and 40.9% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 32.8% of the State of New York; and

•	Approximately 5.8% and 12.8% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 14.9% of the State of New York.

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

We are a small community savings institution and as of June 30, 2013 (the latest date for which information is available), our market share was 0.17% of total FDIC-insured deposits in Westchester, making us the 30th largest out of 40 financial institutions in Westchester County based upon deposit share as of that date.

Business Strategy

Our current business strategy is to operate as a community bank dedicated to serving the needs of our consumer and business customers and emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	growing our assets and liabilities by increasing our presence in the communities we serve and expanding our service delivery channels;

•	utilizing our management’s commercial banking experience by diversifying our lending operations to increase our emphasis on commercial and multi-family real estate lending and commercial lending, and implementing a Small Business Administration (SBA) lending program;

•	maintaining our strong asset quality profile through conservative loan underwriting;

•	increasing our non-interest income through the origination and sale of one-to four-family residential real estate loans and the guaranteed-portion of SBA loans;

•	managing interest rate risk by emphasizing the origination of shorter-term loans for retention in our portfolio and considering the sale of certain newly originated longer-term one- to four-family residential real estate loans;

•	continuing to attract and retain customers in our market area and build our “core” deposits consisting of demand, NOW, savings and money market accounts; and

•	expanding our banking franchise as opportunities arise through de novo branching or a branch acquisition although we do not currently have any understandings or agreements to establish or acquire any new branch offices.

Lending Activities

General.  Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2013, $34.6 million, or 85.9%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. To a lesser extent, we also offer commercial and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one- to four-family residential real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market condition, and intend to hire additional loan officers with commercial lending experience, including small business administration (SBA) expertise, in order to offer this type of commercial loan product in addition to the commercial and multi-family real estate loans we currently offer. We have, on occasion, purchased loans, including commercial real estate and one- to four-family residential real estate loans, and at December 31, 2013, purchased loans accounted for $4.4 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$34,616	85.9%	$34,702	86.4%
Commercial and multi-family residential	4,458	11.1	4,176	10.4
Home equity lines of credit	690	1.7	701	1.8
Other loans	544	1.3	571	1.4

Total loans receivable	40,308	100.0%	40,150	100.0%
Less:
Deferred loan (costs) fees	(72)		(69)
Allowance for loan losses	340		314

Total loans receivable, net	$40,040		$39,905

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2014. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four- family residential real estate loans	Commercial and multi- family residential real estate loans	Home equity lines of credit		Other loans	Total
	(In thousands)
Due During the Years Ending December 31,
2014	$10	$662	$	―	$11	$683
2015	―	165		―	19	184
2016	15	―		―	8	23
2017 to 2018	103	242		―	6	351
2019 to 2023	1,784	1,369		144	500	3,797
2024 to 2028	8,046	1,731		546	―	10,323
2029 and beyond	24,658	289		―	―	24,947

Total	$34,616	$4,458		$690	$544	$40,308

Fixed and Adjustable-Rate Loan Schedule.  The following table sets forth at December 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2014.

	Due after December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$24,136	$10,470	$34,606
Commercial and multi-family residential	2,352	1,444	3,796
Home equity lines of credit	-	690	690
Other loans	500	33	533
Total loans	$26,988	$12,637	$39,625

One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2013, $34.6 million, or 85.9% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans. We do not currently sell any of these loans but, consistent with our business strategy to increase non-interest income and manage interest rate risk, we will consider selling certain newly originated, longer-term (15 years or greater) fixed-rate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2013, 72.0% of our one- to four-family residential real estate loans were fixed-rate loans, and 28.0% of such loans were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We intend to consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We expect to originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2013 was generally $417,000 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

Virtually all of our one- to four-family residential real estate loans are secured by properties located in our primary lending area, which we define as the New York Counties of Westchester, Putnam and Rockland.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 15 or 30 years.

Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of three, five or seven years, and adjust annually thereafter at a margin, which in recent years has been 2.50% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Our adjustable-rate loans carry terms to maturity of up to 30 years. Certain of our adjustable-rate loans which were originated prior to 2010 can be adjusted upward but cannot be adjusted below the initial interest rate of the loan.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Commercial and Multi-Family Real Estate Lending.  Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2013, we had $4.5 million in commercial and multi-family real estate loans, representing 11.1% of our total loan portfolio. Of this amount, approximately $501,000 was secured by non-owner occupied, one- to four-family residential real estate, which we believe have a similar risk profile as other commercial real estate loans since they are income-producing properties for the borrower. Subject to future economic, market and regulatory conditions, we will seek to increase our originations and purchases of commercial and multi-family real estate loans.

Generally, our commercial real estate and multi-family loans, including non-owner occupied, one- to four-family residential real estate loans, have terms of up to 10 years and amortize for a period of up to 25 years. Interest rates may be fixed or adjustable, and if adjustable then they are generally based on the Prime rate of interest.

Almost all of our commercial and multi-family real estate loans are collateralized by office buildings, mixed-use properties and non owner-occupied, one- to four-family residential real estate located in Westchester County, New York.

We consider a number of factors in originating commercial and multi-family real estate loans, including non-owner occupied, one- to four-family residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial and multi-family real estate loans are appraised by outside independent appraisers who are approved by the board of directors on an annual basis. Personal guarantees are generally obtained from the principals of commercial and multi-family real estate loans.

Commercial and multi-family real estate loans, including non-owner occupied, one- to four-family residential real estate loans, entail greater credit risks compared to owner-occupied one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.9 million at December 31, 2013. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1,500,000 or our legal lending limit. At December 31, 2013, our average commercial real estate loan had a balance of $405,000. At that same date, our largest commercial real estate relationship totaled $824,000 and was performing in accordance with its repayment terms.

Home Equity Lines of Credit.  We offer home equity lines of credit secured by a first or second mortgage on residential property. Home equity lines of credit are made with adjustable rates, and with combined loan-to-value ratios of up to 80% on an owner-occupied principal residence.

Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Generally, our home equity lines of credit are originated with adjustable-rates based on the floating prime rate of interest and require interest paid monthly during the first five years and principal and interest for an additional 10 years. Home equity lines of credit are available in amounts of up to $250,000.

Home equity lines of credit have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Decreases in real estate values could adversely affect the value of property used as collateral for our loans.

At December 31, 2013, the average loan balance of our outstanding home equity lines of credit was $138,000, and the largest outstanding balance of any such loan was $225,000. This loan was performing in accordance with its repayment terms at December 31, 2013.

We have deemphasized home equity lines of credit in recent years and do not expect to emphasize this type of lending in the current interest rate environment.

Other Loans.  To a much lesser extent, we offer a variety of other loans to individuals who reside or work in our market area, the majority of which are secured by passbook savings accounts and other collateral, including marketable securities. At December 31, 2013, other loans totaled $544,000, or 1.3%, of our loan portfolio.

Other loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering other loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Loan Originations, Participations, Purchases and Sales.   Our loan originations are generated by our loan personnel operating at our banking office. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

We have historically retained all of our loans in portfolio, but it is our intention, subject to favorable market conditions, to consider selling certain newly originated, longer-term (15 years or greater), fixed-rate one - to four-family residential real estate loans.

We have, on occasion, purchased loans, including commercial real estate and one- to four-family residential real estate loans, and at December 31, 2013, purchased loans accounted for $4.4 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2013	2012
	(In thousands)

Total loans at beginning of year	$40,150	$39,186
Loans originated:
Real estate loans:
One- to four-family residential	5,634	7,126
Commercial and multi-family	720	―
Home equity lines of credit	9	14
Total real estate loans	6363	7,140

Other	8	511

Total loans originated	$6,371	$7,651

Loans Purchased:
One- to four-family residential	2,214	1,875
Deduct:
Principal repayments	8,427	8,562

Net loan activity	158	964

Total loans at end of year	$40,308	$40,150

Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2013, our largest credit relationship totaled $824,000 and was secured by commercial real estate. At December 31, 2013 this one loan was performing in accordance with its terms. Our second largest relationship at this date was a $784,000 loan secured by one to four family residential real estate that was performing in accordance with its terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

All commercial and multi-family real estate loans require approval from our board of directors. Our credit committee which is comprised of our president and chief executive officer, our chief financial officer and one outside director, has approval authority of up to $500,000 for one- to four-family residential real estate loans and up to $75,000 for home equity lines of credit.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

Collection Procedures.  When a residential mortgage borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. With respect to residential real estate loans, we generally send a written notice of non-payment to the borrower 15, 30, 60 and 90 days after a loan is first past due. When a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations. All loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits an Asset Classification Report detailing delinquencies to the board of directors on a monthly basis.

Delinquent Loans.   The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2013
Real estate loans:
One- to four-family residential	1	$138	-	$-	1	$138
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit	1	198	-	-	1	198
Commercial	-	-	-	-	-	-
Other loans	-	-	-	-	-	-
Total	2	$336	-	$-	2	$336

At December 31, 2012
Real estate loans:
One- to four-family residential	2	$246	—	$—	2	$246
Commercial and multi-family residential	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	2	$246	—	$—	2	$246

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

At December 31,
	2013		2012
(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential		$369	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total		369		―

Accruing loans 90 days or more past due:	$	―	$	―
Real estate loans:		―		―
One- to four-family residential		―		―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other	$	―	$	―
Total loans 90 days or more past due		―		―

Total non-performing loans		369		―

Real estate owned		―		―
Other non-performing assets		―		―

Total non-performing assets	$	―	$	―

Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$	―	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total	$	―	$	―

Ratios:
Total non-performing loans to total loans		0.92%		―%
Total non-performing loans to total assets		0.4%		―%
Total non-performing assets to total assets		0.4%		―%

For the year ended December 31, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $18,500 Interest income recognized on such loans for the year ended December 31, 2013 was $6,400.

Non-performing loans totaled $369,000 and $0 at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, we had two real estate loans totaling $639,000 that were categorized as special mention. Both loans are seasoned, and at December 31, 2013 were adequately collateralized and were current, but management deems them special mention due to one of the borrower’s cash flows and a lack of current financial information with respect to the other borrower.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Sunnyside Federal will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables.”

The following table sets forth information regarding classified assets and special mention assets at December 31, 2013 and 2012.

	At December 31,
	2013	2012
	(In thousands)

Classification of Assets:
Substandard	$369	$121
Doubtful	―	―
Loss	—	—
Total Classified Assets	$369	$121
Special Mention	$639	$1,974

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2013, we had no potential problem loans that are not accounted for above under “ – Classified Assets.” Please see “ – Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2013.

Allowance for Loan Losses.  We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We have not made any changes to the external factors in the calculation during the year as we believe the local economy has stabilized. We will continue to monitor all items involved in the allowance calculation closely.

In addition, the regulatory agencies, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

We recorded a $25,000 provision for 2013 and no provision for loan losses for 2012. The allowance for loan losses was $340,000, or 0.8% of total loans, at December 31, 2013, compared to $314,000, or 0.8% of total loans, at December 31, 2012. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality and the fact that we had no non-performing loans at these dates. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2013	2012
	(In thousands)

Balance at beginning of year	$314	$313

Charge-offs:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total charge-offs	―	―

Recoveries:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	1	1
Total recoveries	1	1

Net charge-offs	(1)	(1)
Provision for loan losses	25	―

Balance at end of year	$340	$314

Ratios:
Net charge-offs to average loans outstanding	― %	―	%
Allowance for loan losses to non-performing loans at end of year	92.1%	―	%
Allowance for loan losses to total loans at end of year	0.8%	0.8%

Allocation of Allowance for Loan Losses.   The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table also reflects each loan category as a percentage of total loans receivable. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$295	86.4%	85.9%	$128	40.8%	86.8%
Commercial and multi-family residential	34	10.0	11.1	59	18.8	10.4
Home equity lines of credit	6	1.8	1.7	5	1.6	1.8
Other loans	5	1.4	1.3	4	1.3	1.4
Total allocated allowance	340		100.0	196	62.5	100.0
Unallocated allowance	—		—	118	37.5	—
Total allowance for loan losses	$340	100.0%	100.0%	$314	100.0%	100.0%

Securities Activities

General.  Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

Our investment committee, consisting of our President and Chief Executive Officer, our Chief Financial Officer and one outside director, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Our President and Chief Executive Officer and our Chief Financial Officer are each authorized to execute purchases or sales of securities of up to $2.0 million. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2013, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions. At December 31, 2013, we owned $134,600 in Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York. At December 31, 2013, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Central Bankers Bank) at the dates indicated.

	At December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$4,177	$4,302	$9,186	$9,618
State, county and municipal securities	490	507	995	1,036
Total securities held to maturity	$4,667	$4,809	$10,181	$10,654

Securities available for sale:
Unites States government and agency securities	3,997	3,772	7,616	7,656
Mortgage-backed securities	$35,139	$34,468	$25,270	$25,561
Total securities available for sale	$39,136	$38,240	$32,886	$33,217

Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

		One Year or Less			More than One Year through Five Years			More than Five Years through Ten Years			More than Ten Years			Total Securities
		Amortized Cost	Weighted Average Yield		Amortized Cost		Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

Securities held to maturity:
Mortgage-backed securities	$	―	―	%	$	―	― %	$	―	― %		$4,177	1.60%	$4,177	$4,302	1.61%
State, county and municipal securities		―	―	%		110	3.95%		380	4.12%		―	― %	490	507	4.08%
Total securities held to maturity	$	―	―	%		$110	3.95%		$380	4.12%		$4,177	1.60%	$4,667	$4,809	1.86%

Securities available for sale
US government and agency securities	$	―	―	%	$	―	― %		$3,997	2.02%	$	―	― %	$3,997	$3,772	2.02%
Mortgage-backed		―	―	%		575	1.09%		8,433	1.66%		26,131	2.12%	35,139	34,468	1.99%
Total securities available for sale	$	―	―	%		$575	1.09%		$12,430	1.78%		$26,131	2.12%	$39,136	$38,240	2.12%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We historically have not used Federal Home Loan Bank advances to fund our operations, and we had no such advances as of December 31, 2013 or 2012.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer statement savings accounts, NOW accounts, noninterest-bearing demand accounts, money market accounts and certificates of deposit. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2013, $32.6 million, or 41.8% of our total deposit accounts were certificates of deposit, of which $19.4 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2013				2012
	Average Balance	Percent	Weighted Average Rate		Average Balance	Percent	Weighted Average Rate
	(In thousands)

Deposit Type
Non interest-bearing checking	$4,430	5.4%	―	%	$3,475	4.2%	―	%
NOW	10,083	12.3	0.05		9,048	11.0	0.06
Passbook	29,303	35.6	0.10		27,955	33.9	0.11
Money Market	3,415	4.1	0.15		3,161	3.8	0.09
Certificates of Deposit	35,066	42.6	1.47		38,762	47.1	1.65
Total Deposits	$82,297	100.00%	0.72%		$82,401	100.00%	0.82%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012
	(In thousands)

Interest Rate:
Less than 2.00%	$19,853	$23,608
2.00% to 2.99%	8,900	8,829
3.00% to 3.99%	351	378
4.00% to 4.99%	3,490	4,576
5.00% and above	―	―

Total	$32,594	$37,391

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2013
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
Less than 2.00%	$15,105	$2,517	$433	$1,798	$19,853	61%
2.00% to 2.99%	126	138	5,631	3,005	8,900	27
3.00% to 3.99%	351	―	―	―	351	1
4.00% to 4.99%	3,490	―	―	―	3,490	11

Total	$19,072	$2,655	$6,064	$4,803	$32,594	100.0%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $13.8 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2013
(In thousands)

Three months or less	$3,632
Over three through six months	913
Over six months through one year	2,754
Over one year to three years	4,203
Over three years	2,305

Total	$13,807

Borrowing Capacity. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Additionally, at December 31, 2013, we had the ability to borrow up to $1.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. We have historically not relied on Federal Home Loan Bank advances or other borrowings as a funding source, and we had no such borrowings at December 31, 2013 or 2012.

Expense and Tax Allocation

Sunnyside Federal has entered into an agreement with Sunnyside Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided.  In addition, Sunnyside Federal and Sunnyside Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees

As of December 31, 2013, we had 14 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As a federal savings association, Sunnyside Federal is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sunnyside Federal may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

Sunnyside Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board”, which governs the reserves to be maintained against deposits and other matters. In addition, Sunnyside Federal is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Sunnyside Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Sunnyside Federal’s loan documents.

As a savings and loan holding company, Sunnyside Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Sunnyside Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Sunnyside Federal and Sunnyside Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Sunnyside Federal and Sunnyside Bancorp. Any change in these laws or regulations, whether by

Congress or the applicable regulatory agencies, could have a material adverse impact on Sunnyside Bancorp, Sunnyside Federal and their operations.

Dodd-Frank Act

The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Sunnyside Federal to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Sunnyside Bancorp, in addition to bank holding companies, which it regulates. As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Sunnyside Bancorp, unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to Sunnyside Federal, as described in “ – Federal Banking Regulation – Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Sunnyside Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011. Sunnyside Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Sunnyside Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital to assets leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2013, Sunnyside Federal’s capital exceeded all applicable requirements. See “Historical and Pro Forma Regulatory Capital Compliance.”

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Loans-to-One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.  As a federal savings association, Sunnyside Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Sunnyside Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Sunnyside Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2013, Sunnyside Federal satisfied the QTL test.

Capital Distributions.   Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Sunnyside Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws.   All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Sunnyside Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.   A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Sunnyside Federal. Sunnyside Bancorp will be an affiliate of Sunnyside Federal because of its control of Sunnyside Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

Sunnyside Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the

Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sunnyside Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Sunnyside Federal’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement.  The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations.   Under the Federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2013, Sunnyside Federal met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts.   The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC-insured depository institutions, such as Sunnyside Federal. Deposit accounts in Sunnyside Federal are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessment rates range from 2.5 to 45 basis points of an institution’s total assets less tangible capital.

The Dodd-Frank Act increased the minimum target ratio for the DIF from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 65 basis points of an institution's total assets less tangible capital.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Sunnyside Federal does not know of any practice, condition, or violation that could lead to termination of its deposit insurance.

Prohibitions Against Tying Arrangements.   Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.   Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, Sunnyside Federal was in compliance with this requirement. While Sunnyside Federal’s ability to borrow from the Federal Home Loan Bank of New York provides an additional source of liquidity, Sunnyside Federal has historically not used advances from the Federal Home Loan Bank to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by Sunnyside Federal are subject to state usury laws and federal laws concerning interest rates. Sunnyside Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Sunnyside Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Association Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Sunnyside Bancorp is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Sunnyside Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Sunnyside Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. The business activities of Sunnyside Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Sunnyside Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments that were issued by May 19, 2010 are grandfathered in for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The Dodd-Frank Act contains an exception for bank holding companies of less than $500 million in assets, but it is uncertain at this time whether the exception will apply to similarly sized savings and loan holding companies.

Source of Strength.   The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all Association and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends.   Sunnyside Federal is required to notify the Federal Reserve Board thirty days before declaring any dividend to Sunnyside Bancorp. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the regulator and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Sunnyside Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Sunnyside Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Sunnyside Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Sunnyside Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Sunnyside Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

TAXATION

Federal Taxation

General.   Sunnyside Bancorp and Sunnyside Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Sunnyside Bancorp and Sunnyside Federal.

Method of Accounting.   For federal income tax purposes, Sunnyside Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2013, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2013, Sunnyside Federal had $797,839 of federal net operating loss carryforwards and $779,765 of New York State net operating loss carryforwards available for future use.

Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2013, Sunnyside Federal had a capital loss carryover of $719,639, which will expire during the year ending December 31, 2015. This capital loss carryover was fully reserved for as of December 31, 2013.

Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Sunnyside Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns.   Sunnyside Federal’s federal income tax returns have been audited for the years ended December 31, 2011 and 2012. Audit results concluded that no changes were proposed to the filed returns for each of the two years noted.

New York State Taxation

Sunnyside Bancorp and Sunnyside Federal report their combined income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of: (i) 7.1% of “entire net income” allocable to New York State; (ii) 3% of “alternative entire net income” allocable to New York State; (iii) 0.01% of the average value of assets allocable to New York State; or (iv) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications

In addition, the companies are subject to a Metropolitan Transportation Business Tax surcharge equal to 17% of New York franchise tax, as calculated with certain adjustments.

Sunnyside Federal’s state income tax returns have not been audited in the most recent five-year period.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available by written request to: Sunnyside Bancorp Inc, 56 Main Street, Irvington, New York 10533, Attention: Corporate Secretary.

ITEM 1A.        Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Sunnyside Bancorp.

ITEM 1B.        Unresolved Staff Comments

None.

ITEM 2.            Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.5 million at December 31, 2013.

ITEM 3.           Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.           Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)      Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Bulletin Board under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of December 31, 2013 was 114. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Sunnyside Bancorp does not currently pay cash dividends on its common stock. Dividend payments by Sunnyside Bancorp are dependent on dividends it receives from Sunnyside Federal, because Sunnyside Bancorp has no source of income other than dividends from Sunnyside Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Sunnyside Bancorp and interest payments with respect to Sunnyside Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)      Sales of Unregistered Securities. Not applicable.

(c)      Use of Proceeds. On March 12, 2013, the Board of Directors of Sunnyside Federal adopted a plan of conversion (the “Plan”), pursuant to which Sunnyside Federal would convert from the mutual to the stock form of ownership and Sunnyside Bancorp would sell shares of common stock to the public. On March 15, 2013, Sunnyside Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-187317) with respect to the shares to be offered and sold pursuant to the Plan. Sunnyside Bancorp registered for offer and sale up to 793,500 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on May 14, 2013.

The public stock offering closed on July 15, 2013, and on July 16, 2013 the common stock began trading on the OTC Bulletin Board under the symbol “SNNY.”

In accordance with the Plan and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of Sunnyside Federal, Sunnyside Federal’s employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a fee of $150,000 for the shares sold in the offering.

The stock offering resulted in gross proceeds of $7.935 million through the sale of 793,500 shares at $10.00 per share.

Expenses related to the offering were approximately $845,000. Sunnyside Bancorp received net proceeds from the initial public offering of $7.09 million and loaned $555,450 to Sunnyside Federal’s employee stock ownership plan to enable it to purchase 55,545 shares of common stock in the offering. The remaining net proceeds were $6.534 million, of which $6.369 million was contributed to Sunnyside Federal in the form of additional paid in capital, and the remainder has been retained by Sunnyside Bancorp to be utilized for general corporate purposes with funds currently deposited in a money market deposit account.

(d)      Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)      Stock Repurchases. Not applicable.

(f)      Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.         Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2013 and December 31, 2012 and our results of operations for the years ended December 31, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Sunnyside Federal is a federal savings association that was founded in 1930. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardley-on-Hudson, and consider our lending area to be Westchester, Putnam and Rockland Counties, New York.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2013, $34.6 million, or 85.9%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans.

As a result of our strict, quality-oriented underwriting and credit monitoring processes, at December 31, 2013 we had $369,000 in non-performing assets at December 31, 2013 and none at December 31, 2012 and $336,000 of delinquent loans at December 31, 2013.  While credit problems at other banks in the United States have increased in recent years, credit quality has always been and remains our highest priority.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations and had no borrowings at December 31, 2013.

All of the members of our current executive management team joined Sunnyside Federal since 2008. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, the most important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending and commercial lending, including Small Business Administration (SBA) lending.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses.   The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Securities Valuation and Impairment.   We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2013, 98.9% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets decreased $2.8 million, or 3.0%, to $91.3 million at December 31, 2013 from $94.1 million at December 31, 2012. The decrease was primarily the result of decreases in cash and cash equivalents and investment securities held to maturity, offset in part by an increase in securities available for sale.

Securities available for sale increased $5.0 million, or 15.1%, to $38.2 million at December 31, 2013 from $33.2 million at December 31, 2012. The increase in securities available for sale during 2013 was a result of management’s decision to deploy cash and cash equivalents into these securities rather than fund loans in the continuing low interest rate environment.

Net loans receivable increased $135,000, or 0.3%, to $40.0 million at December 31, 2013 from $39.9 million at December 31, 2012. The increase in loans receivable during this period was due to an increase of $283,000, or 6.8%, in commercial and multi-family loans, which offset declines in one- to four-family residential real estate loans, home equity lines of credit and loans secured by savings accounts.

Cash and cash equivalents decreased $2.8 million, or 51.9%, to $2.6 million at December 31, 2013 from $5.4 million at December 31, 2012, as management deployed these funds to purchase securities available for sale rather than the origination of one- to four-family residential real estate loans during the continuing low interest rate environment during 2013. Securities held to maturity decreased $5.5 million, or 53.9%, to $4.7 million at December 31, 2013 from $10.2 million at December 31, 2012, reflecting our decision to increase securities available for sale during the current interest rate environment.

At December 31, 2013, our investment in bank-owned life insurance was $2.0 million, an increase of $64,000, from $1.9 million at December 31, 2012. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $625,000, or 147.8%, to $1.0 million at December 31, 2013 from $423,000 at December 31, 2012. The increase resulted from the tax benefit from the unrealized loss on securities available for sale and net operating loss carryover.

Other assets, consisting primarily of prepaid FDIC insurance premiums, refundable income taxes and an annuity contract for a former director, decreased $333,000, or 39.1%, to $519,000 at December 31, 2013 from $852,000 at December 31, 2012.

Total deposits decreased $8.2 million, or 9.5%, to $78.0 million at December 31, 2013 from $86.2 million at December 31, 2012. The decrease resulted primarily from a decrease in NOW accounts of $2.4 million, or 20.0%, a decrease in super saver accounts of $2.0 million, or 19.0%, a decrease in money market accounts of $500,000, or 13.2%, and a decrease in certificates of deposit of $4.8 million, or 12.8%. These decreases were partially offset by increases in non-interest bearing checking accounts of $400,000, or 12.5%, and in regular savings and club accounts of $1.2 million, or 6.3%. As part of our efforts to reduce our reliance on certificates of deposit, we allowed higher costing certificates of deposit to run off at maturity during 2013, as we increased our emphasis on increasing the level of core deposits.

We had no borrowings outstanding at December 31, 2013 or 2012. At December 31, 2013, we had the ability to borrow approximately $27.4 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2013, we had the ability to borrow up to $1.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $11.9 million at December 31, 2013 from $6.2 million at December 31, 2012 resulting from the completion of our initial public offering which we completed in July 2013. In the offering, the Company sold 793,500 shares of its common stock, including 55,545 shares purchased by our employee stock ownership plan (“ESOP”), at a price of $10.00 per share, in a subscription offering, for gross proceeds of $7,935,000. The cost of the conversion and the stock offering were deferred and deducted from the proceeds of the offering.

Conversion costs incurred totaled $845,000 resulting in net proceeds of $6.5 million after also deducting the shares acquired by the ESOP.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General.   We had a net loss of $60,000 during 2013 as compared to net loss of $320,000 for 2012. The decrease in our net loss resulted primarily from an increase in net interest income and an increase in non-interest income offset by increases in non-interest expense and provision for loan losses, when comparing 2013 results to 2012 results. Our current business strategy includes increasing the Bank’s asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

Our ability to achieve profitability depends upon a number of factors, including general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies. If we fail to generate additional revenue or reduce our expenses, we may continue to incur losses in 2014 and in future years and we may never generate net income. Over time, continued net losses and negative cash flow could drain our capital and endanger the safety and soundness of the Bank.

Net Interest Income.   Net interest income increased $19,000, or 0.9%, to $2.1 million for the year ended December 31, 2013 from $2.1 million for the year ended December 31, 2012. The increase resulted from a decrease of $104,000 in interest expense, offset in part by a decrease of $85,000 in interest and dividend income. The decrease in interest and dividend income was primarily driven by declining market interest rates during the year ended December 31, 2013. The average yield on our loans decreased 56 basis points, and the average yield on our mortgage-backed securities decreased 4 basis points, respectively, during 2013. Our net interest rate spread decreased 7 basis points to 2.46% for the year ended December 31, 2013 from 2.53% for the year ended December 31, 2012, and our net interest margin decreased 4 basis points to 2.52% for 2013 from 2.56% for 2012. The decrease was partially offset by a slight increase in our net average interest-earnings assets to average interest-bearing liabilities which increased to 107.95% for 2013 from 103.61% for 2012.

Interest and Dividend Income.   Interest and dividend income decreased $85,000 to $2.7 million for the year ended December 31, 2013 from $2.8 million for the year ended December 31, 2012. The decrease resulted primarily from a $143,000 decrease in interest income on loans, partially offset by a $67,000 increase in interest and dividends on investment securities and mortgage-backed securities.

Interest income on loans decreased $143,000, or 6.9%, to $1.9 million for the year ended December 31, 2013 from $2.1 million for the year ended December 31, 2012. The decrease resulted primarily from a decrease in the average yield of loans to 4.79% in 2013 from 5.35% for 2012. The decrease of 56 basis points was partially offset by an increase in average loan volume of $1.6 million in 2013 to $40.4 million from $38.8 million in 2012.

Interest and dividend income on investment securities increased $13,000 to $121,000 for the year ended December 31, 2013 from $108,000 for the year ended December 31, 2012 due to an increase in the average balances of investment securities to $7.2 million for 2013 from $6.8 million for 2012, and an increase in average yield to 1.67% in 2013 from 1.60% in 2012. Interest on mortgage-backed securities increased $54,000 to $632,000 for 2013 from $578,000 for 2012 as the average yield on these securities decreased 4 basis points to 1.77% during 2013 from 1.81% during 2012, offset in part by a $3.8 million increase in the average balance of mortgage-backed securities to $35.7 million during 2013 from $31.9 million during 2012.

Interest Expense.   Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $104,000, or 15.3%, to $574,000 for the year ended December 31, 2013 from $678,000 for the year ended December 31, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 12 basis points in the average rate paid on these funds to 0.74% for 2013 from 0.86% for 2012, as we experienced decreases in the cost of all categories of interest-bearing deposits during the year (except for the cost of our savings accounts which increased slightly), reflecting lower market interest rates. Also contributing to the decrease in interest expense was a marginal decrease of $1.1 million, or 1.34%, in the average balance of interest-bearing deposits to $77.9 million for the year ended December 31, 2013 from $78.9 million for the year ended December 31, 2012.

Provision for Loan Losses.   We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $24,500 for the year ended December 31, 2013 and we recorded no provision for loan losses for the year ended December 31, 2012. The allowance for loan losses was $340,000 at December 31, 2013 compared to $314,000 at December 31, 2012. We had $369,000 in non-performing loans at December 31, 2013 and $0 at December 31, 2012. During the years ended December 31, 2013 and 2012 we had no loan charge-offs and had $1,000 and $1,000 of recoveries in each year, respectively.

Noninterest Income.   Noninterest income increased $93,000 to $327,000 for the year ended December 31, 2013 from $234,000 for the year ended December 31, 2012. The increase was primarily due to an increase of $116,000 in net security gains in 2013 and an increase of $2,000 on income on bank-owned life insurance, partially offset by a decrease of $25,000 on fees and service charges.

Noninterest Expense.   Noninterest expense increased $107,000, or 4.4%, to $2.6 million for the year ended December 31, 2013 from $2.5 million for the year ended December 31, 2012. Compensation and benefits increased $10,000 to $1.3 million for 2013 from $1.3 million for 2012, resulting from normal salary increases and increases in payroll taxes offset by timing differences in staff replacements. Occupancy and equipment decreased $58,000, or 13.1%, to $386,000 for 2013 from $444,000 for 2012 as a result of a decrease in real estate taxes resulting from a successful tax appeal filed in prior years. Professional fees increased $141,000, or 71.6%, to $338,000 for 2013 from $197,000 in 2012. The increase was the result of professional fees from consultants and other professional services which were engaged to assist management with compliance and regulatory reporting requirements. These increases were partially offset by a

$6,000 decrease in federal deposit insurance premiums and a $6,000 decrease in advertising and promotion expense in 2013.

Income Tax Expense.   We recorded an income tax benefit of $91,000 for the year ended December 31, 2013 based on a loss before taxes of $151,000 and a $189,000 income tax expense for the year ended December 31, 2012. Although we had a net loss before income taxes during 2012, our income tax expense resulted from our decision to increase by $267,000 the valuation allowance on our deferred tax asset requiring a corresponding increase to income tax expense.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. We had no non-accrual loans during the periods presented. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No taxable equivalent adjustments have been made.

	At	For the Years Ended December 31,
	December	2013			2012
	31, 2013 Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	4.69%	$40,355	$1,932	4.79%	$38,785	$2,075	5.35%
Investment securities	2.43%	7,225	121	1.67%	6,752	108	1.60%
Mortgage-backed securities	1.95	35,705	632	1.77%	31,916	578	1.81%
Fed funds sold and other interest-earning assets	0.31%	773	6	0.78%	4,326	15	0.35%
Total interest-earning assets	3.23%	84,058	2,691	3.21%	81,779	2,776	3.39%
Non-interest-earning assets	―	8,506			8,636
Total assets		$92,564			$90,415

Interest-bearing liabilities:
Transaction accounts	.05%	$10,083	5	0.05%	$9,048	5	0.06%
Regular savings	.11%	29,303	34	0.12%	27,955	32	0.11%
Money market	.10%	3,415	3	0.09%	3,161	3	0.09%
Certificates of deposit	1.47%	35,066	532	1.52%	38,762	638	1.65%
Total interest-bearing liabilities	0.77%	77,867	574	0.74%	78,926	678	0.86%
Noninterest-bearing liabilities		6,085			5,047
Total liabilities		83,952			83,973
Equity		8,612			6,442
Total liabilities and equity		$92,564			$90,415

Net interest income			$2,117			$2,098
Interest rate spread (1)				2.46%			2.53%
Net interest-earning assets (2)		$6,191			$2,853
Net interest margin (3)			2.52%			2.56%
Average interest-earning assets to average interest-bearing liabilities		107.95%			103.61%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$81	$(224)	$(143)
Investment securities	8	5	13
Mortgage-backed securities	67	(13)	54
Fed funds sold and other interest-earning assets	(18)	9	(9)
Total interest income	138	(223)	(85)

Interest-bearing liabilities:
NOW accounts	1	(1)	-
Regular savings	2	-	2
Money market	-	-	-
Certificates of deposit	(58)	(48)	(106)
Total interest expense	(55)	(49)	(104)
(Decrease) in net interest income	$83	$(272)	$(189)

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate, one- to four-family residential real estate loans and securities, which we have funded primarily with deposits. Historically we have retained in our portfolio all of the one- to four-family residential real estate loans that we have originated. We are revising our business strategy and intend to increase our emphasis of the origination of commercial and multi-family real estate loans and commercial loans. Such loans generally have shorter maturities than one- to four-family residential real estate loans. Additionally, subject to favorable market conditions, we will consider the sale or brokerage of certain newly originated longer-term (terms of 15 years or greater), one- to four-family residential real estate loans rather than retain all of such loans in portfolio as we have done in the past. Additionally, we intend to implement a Small Business Administration (SBA) lending program and consider selling the government-guaranteed portions of such loans to generate additional fee income and manage interest rate risk. We are an SBA-approved lender.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2013 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(In thousands)

+400	$2,064	(11.80)%
+300	$2,150	(8.12)%
+200	$2,229	(4.77)%
+100	$2,295	(1.95)%
Level	$2,340	—
-100	$2,272	(2.91)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. The tables also do not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our economic value of equity and will differ from actual results.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2013, we had the capacity to borrow approximately $27 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2013, we had the ability to borrow up to $1.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. However, we have historically not used Federal Home Loan Bank advances or any other borrowings to fund our operations, and at December 31, 2013 and 2012, we had no outstanding advances from the Federal Home Loan Bank of New York or any other borrowings.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2013, loan originations totaled $6.4 million, compared to $7.7 million for the year ended December 31, 2012. Purchases of investment and mortgage-backed securities totaled $22.8 million for the year ended December 31, 2013 and $35.1 million for the year ended December 31, 2012.

Total deposits decreased $8.2 million during the year ended December 31, 2013, while total deposits increased $5.2 million during the year ended December 31, 2012. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2013, certificates of deposit scheduled to mature within one year totaled $19.4 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2013 and 2012, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $12.2 million and $6.6 million, or 13.0% and 7.0% of total assets, at December 31, 2013 and 2012, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $4.6 million, or 5.0% of assets, as of December 31, 2013. To be classified as a well-capitalized savings association, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 6%. At December 31, 2013 and 2012, we had a total risk-based capital ratio of 13.2% and 20.3%, respectively, and Tier 1 risk-based capital ratios of 35.2% and 19.4%, respectively. Our regulatory capital ratios increased during 2013 due to net proceeds of $6.5 million received in the stock offering after deducting the shares acquired by the ESOP.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make.

Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For nonpublic companies, the new guidance was effective for annual periods ending on or after December 31, 2012, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material impact on the financial statements.

In May 2011, the FASB issued an update (ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”) impacting FASB ASC 820, Fair Value Measurement. The amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in equity and disclosures about fair value measurement, especially disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. This update became effective for the Association for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which changes how other comprehensive income (“OCI”) is presented. Under the new presentation rules, the Association will have the option to present OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both scenarios, the Association will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the two-statement approach, the income statement will be followed immediately by the statement of OCI, and then the amount for total comprehensive income will be reported. The adoption of this update and ASC 2011-12 which defers a portion of this guidance, did not have a material impact on the financial statements.

In February 2013, the FASB issued an update (ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update becomes effective for interim and annual periods beginning after December 15, 2012. The new guidance is not expected to have a material impact on the financial statements.

Impact of Inflation and Changing Price

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.        Financial Statements and Supplementary Data

The consolidated audited financial statements for Sunnyside Bancorp are a part of this Annual Report on Form 10-K and may be found beginning on page F-1.

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A        Controls and Procedures

(a)      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)      Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Sunnyside Bancorp

ITEM 9B.       Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of Sunnyside Bancorp are the same persons who are the directors of Sunnyside Federal. In addition, each executive officer of Sunnyside Bancorp is also an executive officer of Sunnyside Federal. We expect that Sunnyside Bancorp and Sunnyside Federal will continue to have common executive officers and directors until there is a business reason to establish separate management structures.

Executive Officers of Sunnyside Bancorp and Sunnyside Federal

The following table sets forth information regarding the executive officers of Sunnyside Bancorp and Sunnyside Federal. Age information is as of December 31, 2013. The executive officers of Sunnyside Bancorp and Sunnyside Federal are elected annually.

Name	Age	Position

Timothy D. Sullivan	60	President and Chief Executive Officer
Gerardina Mirtuono	49	Senior Vice President, Chief Operating Officer
Gerard A. Iervolino	59	Vice President, Chief Financial Officer and Treasurer

Directors of Sunnyside Bancorp and Sunnyside Federal Savings and Loan Association of Irvington

Sunnyside Bancorp has seven directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Sunnyside Federal are elected by Sunnyside Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of December 31, 2013, the years when they began serving as directors of Sunnyside Federal and when their current terms expire.

Name (1)	Position(s) Held With Sunnyside Federal	Age	Director Since	Current Term Expires

William Boeckelman	Director	67	1991	2015
Lawrence P. Doyle	Director	58	2012	2016
Deborah J. Elliot	Director	55	2006	2016
Desmond Lyons	Director	45	2012	2015
Gerardina Mirtuono	Senior Vice President, Chief Operating Officer and Director	49	2011	2014
Louis G. Ricci III	Director	65	2006	2015
Timothy D. Sullivan	President, Chief Executive Officer and Director	60	2008	2014

(1)	The mailing address for each person listed is 56 Main Street, Irvington, New York 10533.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Sunnyside Federal. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

William Boeckelman is a licensed real estate broker with Coldwell Banker Residential Brokerage, a position he has held since 1995. Mr. Boeckelman has owned businesses and/or lived in Irvington, New York since 1978, having owned The Cantina restaurant, located in Irvington, from 1978 until 1995. Mr. Boeckelman has been an active member of the community for 35 years. His expertise in both the local residential real estate market and the local business environment provide a value perspective for Sunnyside Federal.

Lawrence P. Doyle is president and chief executive officer of Katierich Asset Management, LLC, a real estate holding company headquartered in Westchester, New York. Prior to this position, from 2000 until 2011, Mr. Doyle was co-founder and chairman of Kinetics Asset Management, an asset management firm headquartered in New York City that was merged in 2011 into Horizon Kinetics LLC, the parent holding company to registered investment advisory firms, of which Mr. Doyle remains a Managing Director. Mr. Doyle has over 30 years of investment advisory, wealth management and securities brokerage experience. Mr. Doyle’s extensive financial background provides the board of directors with financial sophistication and general business acumen.

Deborah J. Elliot is, since 2006, a self-employed financial consultant, advising individuals primarily in the areas of wealth management, debt financing, and financial planning. Prior to 2006, Ms. Elliot was employed by JPMorgan Chase (and its predecessor institution Chase Manhattan Bank) for 21 years, working primarily on financing transactions for public and private companies as well as wealthy individuals who invest in them. Ms. Elliot rose to the level of Managing Director within the JPMorgan Private Bank in 2000, and was Head of the U.S. Private Bank Capital Advisory Business from 2003 through 2005. Ms. Elliot’s broad experience in the areas of loan origination, credit structuring and risk management, and client management provide the Board and the Audit Committee of the Board with valuable financial industry expertise.

Desmond Lyons is a founding partner of Lyons McGovern, LLP, a law firm with offices in White Plains, New York and New York City. Mr. Lyons’ practice focuses on commercial contracts and litigation; employment law; shareholder disputes; corporate dissolution; negligence defense; insurance coverage issues; real estate and municipal law.

Mr. Lyons is actively involved in the community and currently serves as Village Justice for the Village of Irvington, and is a former Village Prosecutor for the Village of Irvington, Village of Elmsford and the Village of Ardsley. Additionally he serves on the Lawyer’s Committee for the Inner City Scholarship Fund. Mr. Lyons brings to the board a strong legal background from his career as a practicing attorney and strong ties to the community from his service in local government.

Gerardina Mirtuono is senior vice president and chief operating officer of Sunnyside Federal, positions she has held since joining Sunnyside Federal in March 2010. From March 2008 until March 2010, Ms. Mirtuono was senior vice president and chief compliance officer for The Park Avenue Bank, New York City. Prior to this position, from 2001 until 2008 Ms. Mirtuono was senior vice president and chief compliance officer for Union State Bank,

Orangeburg, New York. Ms. Mirtuono has 27 years of financial institutions experience, and this broad experience provides the board with broad financial industry knowledge and experience.

Louis G. Ricci III is president of Hastings Roofing Inc. Mr. Ricci and Hastings Roofing are active in civic and charitable affairs in Westchester County, including being a participant in the Police Athletic League, the Boy Scouts of America and the Girls and Boys Club of Yonkers. Mr. Ricci’s experience in managing his own business as well as his knowledge of the market area and local business owners provides the board with general business operations perspective as well as business development.

Timothy D. Sullivan is president and chief executive officer of Sunnyside Federal, positions he has held since joining Sunnyside Federal in January 2008. Prior to this, from 1995 until 2007 Mr. Sullivan held positions of increasing responsibility at Amalgamated Bank, New York City, where he rose to the level of executive vice president. Mr. Sullivan has over 35 years of experience in the financial institutions industry, including extensive experience in all areas of commercial, residential and consumer lending. For the first 14 years of his banking career, Mr. Sullivan had positions of increasing responsibility at Chase Manhattan Bank, including serving as a regional vice president with responsibility for a seventeen branch network and a team leader in the credit audit department. Mr. Sullivan provides the board with a broad perspective on banking as well as insight into the day to day operations of Sunnyside Federal.

Executive Officer Who Is Not Also A Director

Gerard A. Iervolino is our vice president and chief financial officer, positions he has held since joining Sunnyside Federal in February 2012. Prior to these positions, from May 2011 until October 2011, Mr. Iervolino was senior vice president and chief financial officer of Solidus Holdings LLC, a limited liability company formed for the purpose of establishing a de novo bank to be located in New York City. From January 2008 until April 2011, Mr. Iervolino was senior vice president and chief financial officer of Savoy Bank, a commercial bank located in New York City. Mr. Iervolino has over 37 years of financial institution experience. From 2000 until 2007, Mr. Iervolino was chief financial officer of First BankAmericano, a commercial bank located in Elizabeth, New Jersey, which was placed in to receivership by the FDIC in July 2009.

Meetings and Committees of the Board of Directors

We conduct business through meetings of our board of directors and its committees. During 2013, the board of directors of Sunnyside Federal met 13 times and the board of directors of Sunnyside Bancorp, which was not incorporated until March 2013, met one time. The board of directors of Sunnyside Bancorp has established standing committees, including a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee. Each member of the Audit Committee is deemed independent pursuant to the listing standards of the Nasdaq Stock Market, which the Company chooses to follow with regard to this committee, and applicable SEC regulations.

The table below sets forth the directors of each of the listed standing committees as of December 31, 2013, and the number of meetings held by these committees. The board of directors of Sunnyside Bancorp has designated director Elliot as an “audit committee financial expert,” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

	Compensation	Audit
	William Boeckelman*	Deborah J. Elliot*
	Deborah J. Elliot	William Boeckelman
Louis G. Ricci III

Number of Meetings in 2013:	1	4

*	Denotes committee chair as of December 31, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure in the Company’s Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis.  Based on the Company’s review of ownership reports and management questionnaires, the Company believes that none of the Company’s executive officers or directors failed to file these reports on a timely basis for 2013.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and all other employees and directors. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Sunnyside Bancorp, Inc., 56 Main Street, Irvington, New York 10533, Attention Corporate Secretary.

ITEM 11.        Executive Compensation

Summary Compensation Table.   The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, Timothy D. Sullivan, and Gerardina Mirtuono, who serves as our Senior Vice President and Chief Operating Officer, and Gerard Iervolino, our Chief Financial Officer, for the years ended December 31, 2013 and 2012. Each individual listed in the table below is referred to as a named executive officer.

Summary Compensation Table For the Year Ended December 31, 2012
Name and principal position	Year	Salary ($)	Bonus(1) ($)	All other compensation(2) ($)	Total ($)
Timothy D. Sullivan	2013	224,560	―	13,567	238,127
President and Chief Executive Officer	2012	210,000	―	22,538	232,538
Gerardina Mirtuono	2013	151,037	―	10,661	161,698
Senior Vice President and Chief Operating Officer	2012	135,000	―	19,417	154,417
Gerard Iervolino	2013	110,774	―	4,267	115,041
Chief Financial Officer	2012	89,939	―	967	90,906

(1)	There were no bonuses paid to the named executive officers.
(2)	A break-down of the various elements of compensation in this column for 2013 is set forth in the following table:

All Other Compensation
Name	Board and Other Fees ($)	Employer Contributions to 401(k) Plan ($)	Life Insurance Premiums Paid ($)	Total All Other Compensation ($)
Timothy D. Sullivan	4,800	6,642	2,125	13,567
Gerardina Mirtuono	4,800	4,542	1,319	10,661
Gerard Iervolino	―	3,300	967	4,246

Benefit Plans and Agreements

Employment Agreements.   Sunnyside Bancorp and Sunnyside Federal have employment agreements with each of Timothy D. Sullivan, our President and Chief Executive Officer, and Gerardina Mirtuono, our Senior Vice President and Chief Operating Officer. Our continued success depends to a significant degree on the skills and competence of Mr. Sullivan and Ms. Mirtuono and the employment agreements are intended to ensure that we maintain a stable management base following the conversion and offering.

Each agreement has substantially similar terms, except for the term of the agreements. Mr. Sullivan’s agreement has a fixed three-year term and, prior to the second annual anniversary of the agreement, the Board of Directors (the “Board”) will consider extending the term. Ms. Mirtuono’s agreement has an initial two-year term and, commencing on the first anniversary of the agreement and on each subsequent anniversary thereafter, the agreement will be renewed for an additional year so that the remaining term will be two years, unless a notice is provided to the executive that the agreement will not renew. The current base salaries for Mr. Sullivan and Ms. Mirtuono are $224,400 and $154,400, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, if any, and other fringe benefit plans, if any, applicable to executive employees. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following: (i) for Mr. Sullivan only (and not Ms. Mirtuono), failure to elect or reelect or to appoint or reappoint the executive to the executive position; (ii) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position; (iii) relocation of executive’s office by more than 15 miles; (iv) a material reduction in the base salary or benefits paid to the executive unless such reduction is employer-wide; (v) a liquidation or dissolution of Sunnyside Federal; or (vi) a material breach of the employment agreement by Sunnyside Federal, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary the executive would be entitled to receive for the remaining unexpired term of the employment agreement. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled to the continuation non-taxable medical and dental coverage, with the executive paying his or her share of the employee premiums, for the remaining unexpired term of the employment agreement.

In the event of a change in control of Sunnyside Federal or Sunnyside Bancorp, followed by executive’s involuntary termination or resignation for one of the reasons set forth above (or for any reason, in the case of Ms. Mirtuono) within twelve (12) months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary the executive would be entitled to receive for the remaining unexpired term of the employment agreement, provided that the amount of the payment will not be less than eighteen (18) months of base salary. In addition, the executive would be entitled to the continuation of non-taxable medical and dental coverage, with the executive paying his or her share of the employee premiums, for eighteen (18) months following the termination of employment. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Under each employment agreement, if an executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive shall receive benefits under any short-term or long-term disability plans maintained by Sunnyside Federal, plus, if the amounts paid under such disability programs are less than 80% of the executive’s base salary, Sunnyside Federal shall pay the executive an additional amount equal to the difference between such disability plan benefits and 80% of the executive’s full base salary for one year following the termination of employment due to disability. In the event of the executive’s death, the executive’s beneficiaries will receive any life insurance benefits that they may be entitled to receive under any plan maintained by Sunnyside Federal for the benefit of the executive. If the amounts to be paid are less than twelve (12) months of the executive’s base salary, Sunnyside Federal will pay an amount equal to the difference between the life insurance benefits and the twelve months of the executive’s base salary in a lump sum payment within thirty days of the date of death.

Upon termination of the executive’s employment (other than a termination in connection with a change in control), the executive shall be subject to certain restrictions on his ability to compete, or to solicit business or employees of Sunnyside Federal and Sunnyside Bancorp for a period of one year following termination of employment.

Sunnyside Federal has also entered into a one-year change in control agreement with Gerard Iervolino which provides Mr. Iervolino with a cash lump sum severance payment equal to twelve (12) months of base salary and the continuation of non-taxable medical and dental coverage, with the officer paying his share of the employee premiums for twelve (12) months in the event of a change in control of Sunnyside Federal or Sunnyside Bancorp, followed by executive’s involuntary termination or resignation for Good Reason (as defined in the agreement).

401(k) Plan.   Sunnyside Federal maintains the Sunnyside Federal Savings and Loan Association of Irvington 401(k) Profit-Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). Sunnyside Federal’s named executive officers are eligible to participate in the 401(k) Plan just like any other employee. Employees are eligible to participate in the 401(k) Plan on the first day of the month coinciding with or immediately following their date of hire. There is no minimum age or service requirement to participate in the 401(k) Plan or to receive employer contributions.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2013, the salary deferral contribution limit was $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan for a total of $23,000. In addition to salary deferral contributions, Sunnyside Federal will make a matching contribution equal to 50% of the participant’s salary deferral contributions for the plan year that is not in excess of 6% of the participant’s annual salary. A participant is always 100% vested in his or her salary deferral contributions and employer matching contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with Sunnyside Federal.

During the year ended December 31, 2013, Sunnyside Federal recognized $26,379 as a 401(k) Plan expense.

Defined Benefit Pension Plan.  Sunnyside Federal maintains a defined benefit pension plan (the “Pension Plan”). The amount of the Pension Plan benefit is based on an individual’s compensation and years of service.  Effective April 15, 2008, the annual benefit provided to employees under the Pension Plan was frozen. During the year ended December 31, 2013, Sunnyside Federal recognized a pension credit of $24,138

Employee Stock Ownership Plan.  In connection with the conversion, Sunnyside Federal adopted an employee stock ownership plan for eligible employees. Sunnyside Federal’s named executive officers are eligible to participate in the employee stock ownership plan just like any other employee. Eligible employees who have attained age 21 and were employed by us as of January 1, 2013 are eligible for participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchases, on behalf of the employee stock ownership plan, 7% of the total number of shares of Sunnyside Bancorp common stock issued in the offering. The purchase was funded with a loan from Sunnyside Bancorp equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Sunnyside Federal’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year. See “Pro Forma Data.”

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant becomes vested in his or her account balance at a rate of 20% per year over a 6-year period, beginning in the second year. Participants who were employed by Sunnyside Federal immediately prior to the 2013 stock offering received credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Sunnyside Federal records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in Sunnyside Bancorp’s earnings.

Director Compensation

The following table sets forth for the year ended December 31, 2013 certain information as to the total remuneration we paid to our directors other than Timothy Sullivan and Gerardina Mirtuono. Information with respect to director fees paid to Timothy Sullivan and Gerardina Mirtuono is included above in “Executive Officer Compensation – Summary Compensation Table.”

Directors Compensation Table For the Year Ended December 31, 2013
Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
William Boeckelman	17,200	―	17,200
Lawrence P. Doyle	14,400	―	14,400
Deborah J. Elliot	17,200	―	17,200
Desmond Lyons	15,600	―	15,600
Louis G. Ricci III	17,200	―	17,200

Director Fees

Each individual who serves as a director of Sunnyside Federal earns annual attendance and committee fees. For the year ended December 31, 2013, each director was paid a fee of $1,200 for each board meeting attended. Additionally, for each Audit Committee meeting attended, each director was paid a fee of $400 if the director served as a member of the committee.

Each person who serves as a director of Sunnyside Bancorp also serves as a director of Sunnyside Federal and earns director and committee fees only in his or her capacity as a board or committee member of Sunnyside Federal.

ITEM 12.        Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of December 31, 2013 the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

Sunnyside Federal Employee Stock Ownership Plan 56 Main Street Irvington, NY 10533	55,545	7.0%

Directors and Executive Officers: (2)

William Boeckelman	7,500	*
Lawrence P. Doyle	―	*
Deborah J. Elliot	7,500	*
Desmond Lyons	100	*
Gerardina Mirtuona	1,000	*
Louis G. Ricci III	1,000	*
Timothy D. Sullivan	9,875	1.2
Gerard Iervolino	―	*

All Directors and Executive Officers as a Group (8 persons)	23,125	2.9%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	The business address of each director and executive officer is 56 Main Street, Irvington, New York 10533.
*	Less than 1%.

ITEM 13.       Certain Relationships and Related Transactions and Director Independence

Board Independence

The board of directors has determined that each of our directors, with the exception of directors Sullivan and Mirtuono, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Directors Sullivan and Mirtuono are not independent because they are executive officers of Sunnyside Bancorp. In determining the independence of the directors listed above, the board of directors reviewed accounts that directors and their affiliates had with Sunnyside Federal, none of which are required to be reported under “ – Transactions With Certain Related Persons,” below.

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Sunnyside Federal, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2013, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Sunnyside Federal, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2013, and were made in compliance with federal banking regulations.

ITEM 14.       Principal Accounting Fees and Services

Audit Fees.   The aggregate fees billed for professional services rendered by Fontanella & Babitts for the audit of the Company’s annual financial statements for 2013 and 2012 were $38,000 and $36,600, respectively.

Audit-Related Fees.   Fees billed for professional services rendered by Fontanella & Babitts that were reasonably related to the performance of the audits described above were $88,037 and $0 for 2013 and 2012, respectively. The audit-related fees for 2013 include fees incurred in connection with the Company’s initial stock offering, including review of the SEC registration statement filed in connection therewith and review of the Company’s Forms 10-Q and 10-K.

Tax Fees.   The aggregate fees billed for professional services by Fontanella & Babitts for tax services were $8,250 and $7,750 for 2013 and 2012, respectively.

All Other Fees.   There were no fees billed for professional services rendered for the Company by Fontanella & Babitts for services other than those listed above for 2013 and 2012.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2013 and 2012.

The Audit Committee has considered whether the provision of non-audit services by Fontanella & Babitts, relating primarily to tax services, is compatible with maintaining the independence of Fontanella & Babitts. The Audit Committee concluded that performing such services would not affect the independence of Fontanella & Babitts in performing its function as auditor of the Company.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2013 and 2012;

(C)	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012

(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013 and 2012;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)   Exhibits

3.1	Articles of Incorporation of Sunnyside Bancorp*
3.2	Bylaws of Sunnyside Bancorp*
4	Form of Common Stock Certificate of Sunnyside Bancorp*
10.1	Form of Employment Agreement with Timothy D. Sullivan*
10.2	Form of Employment Agreement with Gerardina Mirtuono*
10.3	Form of Employee Stock Ownership Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2013, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

We have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and Subsidiary (the "Company"), as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Bancorp, Inc. and Subsidiary, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

March 28, 2014

534 Union Boulevard ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax ▪ www.fasbhome.com

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
Assets

Cash and cash equivalents	$2,636,523	$5,434,472
Securities held to maturity, net; approximate fair value of $4,809,000 (2013) and $10,654,000 (2012)	4,666,508	10,181,377
Securities available for sale	38,240,458	33,217,266
Loans receivable, net	40,040,109	39,905,318
Premises and equipment, net	1,602,451	1,615,410
Federal Home Loan Bank of New York and other stock, at cost	222,420	201,120
Accrued interest receivable	267,796	280,199
Cash surrender value of life insurance	2,008,494	1,944,934
Deferred income taxes	1,046,964	422,827
Other assets	519,277	851,680

Total assets	$91,251,000	$94,054,603

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$78,024,604	$86,185,677
Advances from borrowers for taxes and insurance	693,183	706,036
Other liabilities	597,210	948,885

Total liabilities	79,314,997	87,840,598

Commitments and contingencies	-	-

Stockholders equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued (2013)	7,935	-
Additional paid-in capital	7,082,343	-
Unallocated common stock held by the Employee Stock Ownership Plan	(533,229)	-
Retained earnings	6,645,906	6,705,732
Accumulated other comprehensive (loss)	(1,266,952)	(491,727)

Total stockholders’ equity	11,936,003	6,214,005

Total liabilities and stockholders' equity	$91,251,000	$94,054,603

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Interest and dividend income:
Loans	$1,932,161	$2,075,288
Investment securities	121,214	108,307
Mortgage-backed securities	631,882	578,184
Federal funds sold and other earning assets	5,750	14,674

Total interest and dividend income	2,691,007	2,776,453

Interest expense:
Deposits	573,900	678,753
Borrowings	35	-

Total interest expense	573,935	678,753

Net interest income	2,117,072	2,097,700

Provision for loan losses	24,500	-

Net interest income after provision for loan losses	2,092,572	2,097,700

Non-interest income:
Fees and service charges	99,488	124,141
Net gain on sale of securities	163,959	47,821
Income on bank owned life insurance	63,560	61,759

Total non-interest income	327,007	233,721

Non-Interest Expense:
Compensation and benefits	1,307,729	1,297,941
Occupancy and equipment, net	386,404	444,351
Data processing service fees	165,566	166,259
Professional fees	338,085	197,279
Federal deposit insurance premiums	61,703	67,500
Advertising and promotion	75,928	81,862
Other	235,008	207,592

Total non-interest expense	2,570,423	2,462,784

Income before income taxes	(150,844)	(131,363)

Income tax (benefit) expense	(91,018)	189,118

Net income (loss)	$(59,826)	$(320,481)

Basic and diluted earnnings per share	NM	NM
Weighted average shares outstanding basic and diluted	342,159	-

(NM) Not meaningful or not applicable because the Company went public on July 15, 2013.

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	Year Ended December 31,
	2013	2012

Net income (loss)	$(59,826)	$(320,481)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net loss arising during the period	(122,358)	(134,471)
Amortization of loss included in net periodic plan cost	64,505	61,083

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,068,507)	164,394
Reclassification adjustment for (gains) losses included in operations	(159,163)	111

Other comprehensive income (loss), before tax	(1,285,523)	91,117

Income tax (benefit) expense related to items of other comprehensive income	(510,298)	36,170

Other comprehensive income (loss), net of tax	(775,225)	54,947

Comprehensive (loss)	$(835,051)	$(265,534)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2011	$-	$-	$-	$7,026,213	$(546,674)	$6,479,539

Net Loss	-	-	-	(320,481)	-	(320,481)

Other comprehensive income, net of tax	-	-	-	-	54,947	54,947

Balance at December 31, 2012	-	-	-	6,705,732	(491,727)	6,214,005

Issuance of common stock at conversion	7,935	7,082,343	-	-	-	7,090,278

Acquisition of ESOP shares	-	-	(555,450)	-	-	(555,450)

Net Loss	-	-	-	(59,826)	-	(59,826)

ESOP shares allocated or committed to be released	-	-	22,221	-	-	22,221

Other comprehensive loss, net of tax	-	-	-	-	(775,225)	(775,225)

Balance at December 31, 2013	$7,935	$7,082,343	$(533,229)	$6,645,906	$(1,266,952)	$11,936,003

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(59,826)	$(320,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	134,259	130,022
Amortization of premiums and accretion of discounts, net	300,128	396,582
Amortization of deferred loan fees and costs, net	(3,731)	(33,053)
Provision for loan losses	24,500	-
Net gain on sales of securities	(163,959)	(47,821)
Decrease (increase) in accrued interest receivable	12,403	(16,431)
Increase in cash surrender value of life insurance	(63,560)	(61,759)
Net decrease in other assets	218,564	461,672
Net decrease in other liabilities	(409,528)	(139,668)
Amortization of ESOP shares	22,221	-

Net cash provided by operating activities	11,471	369,063

Cash flows from investing activities:
Purchases of securities available for sale	(22,825,587)	(35,122,886)
Repayments and maturities of securities held to maturity	2,755,081	2,592,155
Repayments and maturities of securities available for sale	9,052,074	15,256,870
Proceeds from sales of securities held to maturity	2,764,870	2,859,580
Proceeds from sales of securities available for sale	7,381,400	1,042,454
(Purchase) Redemption of Federal Home Loan Bank stock	(21,300)	17,100
Loans purchased	(2,235,964)	(1,922,149)
Loan originations, net of principal repayments	2,080,404	932,058
Purchases of bank premises and equiment	(121,300)	(9,905)

Net cash (used in) investing activities	(1,170,322)	(14,354,723)

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,161,073)	5,173,785
Net decrease in advances from borrowers for taxes and insurance	(12,853)	(14,183)
Net proceeds from stock conversion	6,534,828	-

Net cash (used in) provided by financing activities	(1,639,098)	5,159,602

Net decrease in cash and cash equivalents	(2,797,949)	(8,826,078)

Cash and cash equivalents at beginning of year	5,434,472	14,260,550

Cash and cash equivalents at end of year	$2,636,523	$5,434,472

Supplemental Information:

Cash paid for:
Interest	$573,935	$680,523
Income taxes (refunds received), net	$(9,895)	$(3,635)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant policies used in the presentation of the accompanying consolidated financial statements of Sunnyside Bancorp, Inc. and Subsidiary (the “Company”).

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Sunnyside Bancorp. Inc., and its wholly-owned subsidiary, Sunnyside Federal Savings and Loan Association of Irvington (the “Association”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2013 and 2012, the Association had no securities classified as held for trading.

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Investment and Mortgage-Backed Securities (Cont’d)

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2013 and 2012. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of income. The amount of interest and penalties for the years ended December 31, 2013 and 2012 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2009.

Employee Benefits

Defined Benefit Plans:

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Employee Benefits (Cont’d)

401K Plan:

The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by participants and recognizes expense as its contributions are made.

Employee Stock Ownership Plan:

The employee stock ownership plan (ESOP) is accounted for in accordance with the provisions of ASC 718-40, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Association’s contributions over a period of up to 25 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants.

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

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate in the State of New York. The potential for interest-rate risk exists as a result of the shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Earnings Per Share

Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unallocated shares held by the ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Earnings per share are not applicable for periods prior to the date of conversion, July 15, 2013.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified in order to conform to the 2013 presentation.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of December 31, 2013, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. For public entities the guidance is effective for interim and annual periods beginning after December 15, 2012. The Company has presented comprehensive income in a separate Consolidated Statements Of Comprehensive Income (Loss).

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

 2.  MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT

On July 15, 2013, the Association completed its mutual-to-stock conversion, and the Company consummated its initial stock offering. The Company sold 793,500 shares of its common stock, including 55,545 shares purchased by the Association’s employee stock ownership plan (“ESOP”), at a price of $10.00 per share, in a subscription offering, for gross offering proceeds of $7,935,000. The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred totaled $845,000 resulting in net proceeds of $6.5 million after also deducting the shares acquired by the ESOP.

In accordance with applicable federal conversion regulations, at the time of the completion of the mutual-to-stock conversion, the Company established a liquidation account in the Association in an amount equal to the Association’s total retained earnings as of the latest balance sheet date in the final prospectus used in the conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Association, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.  MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT (Cont’d)

The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

 3.  SECURITIES

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$489,566	$17,035	$-	$506,601
Mortgage-backed securities	4,176,942	125,291	-	4,302,233

	$4,666,508	$142,326	$-	$4,808,834

Securities available for sale:
U.S. government and agency obligations	$3,996,781	$-	$225,048	$3,771,733
Mortgage-backed securities	35,139,713	100,428	771,416	34,468,725

	$39,136,494	$100,428	$996,464	$38,240,458

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$995,080	$41,006	$-	$1,036,086
Mortgage-backed securities	9,186,297	431,852	-	9,618,149

	$10,181,377	$472,858	$-	$10,654,235

Securities available for sale:
U.S. government and agency obligations	$7,615,524	$44,490	$3,673	$7,656,341
Mortgage-backed securities	25,270,107	342,893	52,075	25,560,925

	$32,885,631	$387,383	$55,748	$33,217,266

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $6.3 million, $16.4 million, $9.1 million, and $7.5 million, respectively, at December 31, 2013 ($8.9 million, $9.1 million, $9.6 million, and $6.8 million, respectively, at December 31, 2012).

Proceeds from the sale of securities available for sale amounted to $7,381,000 and $1,042,000 for the years ended December 31, 2013 and December 31, 2012, respectively. Net gains of $4,800 and $100 were recognized on these sales for the years ended December 31, 2013 and 2012, respectively.

Proceeds from the sale of securities held to maturity amounted to $2,765,000 and $2,860,000 for the years ended December 31, 2013 and 2012, respectively. Net gains of $159,000 and $48,000 were recognized on these sales, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.  SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at December 31, 2013 and 2012, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,095	116,846	574,576	577,199
After five to ten years	379,471	389,755	12,429,566	12,191,416
After ten years	4,176,942	4,302,233	26,132,352	25,471,843

	$4,666,508	$4,808,834	$39,136,494	$38,240,458

	December 31, 2012
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$505,547	$514,479	$-	$-
After one to five years	110,149	120,158	3,615,413	3,658,930
After five to ten years	379,384	401,449	10,030,617	10,143,302
After ten years	9,186,297	9,618,149	19,239,601	19,415,034

	$10,181,377	$10,654,235	$32,885,631	$33,217,266

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2013 and 2012, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,771,733	$225,048	$-	$-
Mortgage-backed securities	20,801,105	447,844	3,941,749	323,572

	$24,572,838	$672,892	$3,941,749	$323,572

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.  SECURITIES (Cont’d)

	December 31, 2012
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,998,777	$3,673	$-	$-
Mortgage-backed securities	4,631,503	52,075	-	-

	$7,630,280	$55,748	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2013, a total of 33 securities were in an unrealized loss position (8 at December 31, 2012). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and December 31, 2012 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

 4.  LOANS RECEIVABLE, NET

	December 31, 2012
	2013	2012
Mortgage loans:
Residential 1-4 family	$34,616,130	$34,702,030
Commercial and multi-family	4,458,768	4,176,118
Home equity lines of credit	689,805	701,153

	39,764,703	39,579,301

Other loans:
Secured by savings accounts	43,683	71,119
Commercial	500,000	500,000

	543,683	571,119

Total loans	40,308,386	40,150,420

Less:
Deferred loan fees (costs), net	(71,868)	(69,388)
Allowance for loan losses	340,145	314,490

	268,277	245,102

	$40,040,109	$39,905,318

 SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.  LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2013	2012

Balance at beginning of year	$314,490	$312,753
Provision for loan losses	24,500	-
Charge offs	-	-
Recoveries	1,155	1,737

Balance at end of year	$340,145	$314,490

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $260,000 and $292,000 at December 31, 2013 and 2012, respectively.

As of December 31, 2013 non-accrual loans totaled $369,054. As of December 31, 2013 there were no impaired or troubled debt restructured loans. As of December 31, 2013 Residential 1-4 family loans totaling $336,908 were 30-89 days delinquent. There were no impaired loans or loans on non-accrual status as of December 31, 2012. As of December 31, 2012, Residential 1-4 family loans, totaling $245,733, were 30-89 days delinquent. There were no other delinquent loans as of December 31, 2012.

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2013 and 2012. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.   LOANS RECEIVABLE, NET (Cont’d)

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
F-17

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.   LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,109	$3,958	$690	$543	$39,300
Special Mention	138	501	-	-	639
Substandard	369	-	-	-	369

Total	$34,616	$4,459	$690	$543	$40,308

	December 31, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,292	$2,491	$701	$571	$38,055
Special Mention	289	1,685	-	-	1,974
Substandard	121	-	-	-	121

Total	$34,702	$4,176	$701	$571	$40,150

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	167	(25)	1	-	(118)	25
Recoveries	-	-		1		1

Ending Balance	$295	$34	$6	$5	$-	$340

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.   LOANS RECEIVABLE, NET (Cont’d)

	Year Ended
	December 31, 2012
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$94	$49	$5	$3	$162	$313
Provision for loan losses	34	10	-	-	(44)	-
Recoveries	-	-	-	1	-	1

Ending Balance	$128	$59	$5	$4	$118	$314

 5.   PREMISES AND EQUIPMENT, NET

	December 31,
	2013	2012

Land and land improvements	$766,939	$766,939
Building and building improvements	2,387,547	2,340,401
Furniture, fixtures and equipment	788,252	714,198

	3,942,738	3,821,538
Less accumulated depreciation	(2,340,287)	(2,206,128)

	$1,602,451	$1,615,410

Depreciation expense for the years ended, December 31, 2013 and 2012, was $134,259 and $130,022, respectively.

 6.   ACCRUED INTEREST RECEIVABLE

	December 31,
	2013	2012

Loans	$140,967	$136,430
Mortgage-backed securities	107,666	93,889
Investment securities	19,163	49,880

	$267,796	$280,199

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 7.   DEPOSITS

	December 31,
	2013		2012
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$3,575,695	0.00%	$3,222,093
NOW accounts	0.05%	9,577,864	0.05%	12,020,154
Regular savings and clubs	0.10%	20,445,862	0.10%	19,238,955
Super saver	0.15%	8,491,734	0.15%	10,547,638
Money market	0.10%	3,339,699	0.10%	3,765,526

		45,430,854		48,794,366

Certificates of deposit	1.47%	32,593,750	1.58%	37,391,311

	0.72%	$78,024,604	0.74%	$86,185,677

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2013	2012
	(In thousands)

One year or less	$19,416	$19,354
Over one to three years	9,239	8,963
Over three years	3,939	9,074

	$32,594	$37,391

Certificates of deposit with balances of $100,000 or more totaled $13.8 million and $15.4 million at December 31, 2013 and 2012, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2013	2012

NOW	$5,033	$4,512
Savings and clubs	33,579	32,341
Money market	3,397	3,125
Certificates of deposit	531,891	638,775

	$573,900	$678,753

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.   INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2013	2012

Current tax expense (benefit):
Federal	$11,570	$(67,646)
State	11,251	10,232

	22,821	(57,414)

Deferred tax expense (benefit):
Federal	(91,373)	209,240
State	(22,466)	37,292

	(113,839)	246,532

	$(91,018)	$189,118

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 34% to the actual income tax expense (benefit):

	Year Ended
	December 31,
	2013	2012

Federal income tax expense (benefit)	$(51,287)	$(44,663)
State income tax expense (benefit)	(7,402)	31,366
Income from life insurance	(22,583)	(20,998)
Tax-exempt interest	(9,693)	(13,294)
Other	(53)	15,680
Change in federal valuation allowance	-	221,027

Actual income tax (benefit) expense	$(91,018)	$189,118

Effective income tax rate	-60.34%	(NM)

(NM) Not meaningful

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.   INCOME TAXES (Cont’d)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Depreciation	$78,281	$64,537
Benefit plan liabilities	171,189	176,021
Allowance for loan losses	103,508	94,472
Charitable contribution carryover	991	-
Capital loss carryover	719,639	719,639
Net operating loss carryover	317,388	78,661
Unfunded pension liability - FASB 158	478,294	455,329
Unrealized loss on securities available for sale	355,688	-

	2,224,978	1,588,659

Valuation allowance	(719,639)	(719,639)

Total deferred tax assets	1,505,339	869,020

Deferred tax liabilities:
Discounts on investments	333	213
Prepaid benefit plans	447,203	286,284
Net deferred loan costs	10,180	27,544
Other	659	507
Unrealized gain on securities available for sale	-	131,645

Total deferred tax liabilities	458,375	446,193

Net deferred tax assets	$1,046,964	$422,827

At December 31, 2013, the Company had a federal net operating loss carryover of $798,000 and a New York state net operating loss carryover of $780,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the tax benefits of certain future deductible temporary differences will be realized based on the reversal of existing temporary differences and future taxable income, and therefore, a valuation allowance has not been provided for these deferred tax assets. Additionally, management has determined that the realization of certain of the Association’s deferred tax assets related to the capital loss carryover is not more likely than not to be realized due to the fact that the loss can only be offset against capital gains, and as such, has provided a valuation allowance against those deferred tax assets at December 31, 2013 and 2012.

The Association qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Association, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2013 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS

Pension Plan

All eligible Company employees are included in a non-contributory defined benefit pension plan. Effective April 15, 2008, the plan was “Frozen.” At the freeze date, no employee will be permitted to commence or recommence participation in the plan and no further benefits will accrue to any plan participants. In addition, compensation received on or after the plan freeze date will not be considered for any purpose under the plan.

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2013	2012

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,278,426	$2,252,102
Interest cost	116,099	118,651
Actuarial (gain) loss	272,169	97,288
Benefits paid	(167,531)	(189,615)

Projected benefit obligation at end of year	2,499,163	2,278,426

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	1,852,575	1,827,915
Actual return (loss) on plan assets	339,792	122,929
Employer contributions	425,851	91,346
Benefits paid	(167,531)	(189,615)

Fair value of plan assets at end of year	2,450,687	1,852,575

Funded status of plan included in other liabilitites	$(48,476)	$(425,851)

As of December 31, 2013 and 2012, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,204,899 and $1,147,046, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is $72,841.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2013	2012

Discount rate	4.50%	5.50%
Salary increase rate	N/A	N/A

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

	Year Ended
	December 31,
	2013	2012

Components of net periodic plan cost (credit):
Interest cost	$116,099	$118,651
Expected return on assets	(189,981)	(161,803)
Amortization of unrecognized loss	64,505	61,083

Net periodic plan cost (credit) included in compensation and benefits expense	(9,377)	17,931

Changes in benefit obligation recognized in other comprehensive (income) loss:
Net loss	122,358	134,471
Amortization of loss	(64,505)	(61,083)

Benefit obligation recognized in other comprehensive (income) loss	57,853	73,388

Total recognized in net periodic plan cost and other comprehensive (income) loss	$48,476	$91,319

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2013	2012

Discount rate	5.50%	5.50%
Expected rate of return on plan assets	9.00%	9.00%
Rate of compensation increase	N/A	N/A
Amortization period	14.25	13.89

Investment Policies and Strategies

Wilmington Trust Retirement & Institutional Services Company acts as Trustee for the Plan. The Plan assets are managed by Pinnacle Associates, Ltd.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

Allowable investments include common stocks, preferred stocks, fixed income securities, depository receipts, money market funds, real estate investment trusts, and publicly traded limited partnerships with the following limitations:

•	The account will be a balanced account, with a target of 60% equity securities and 40% fixed income securities ratio which may vary based on the portfolio manager’s discretion.

•	The account will generally not invest more than 20% of its net assets in cash and cash equivalents.

•	The account will invest, under normal circumstances, between 20% to 60% of its net assets in fixed income securities.

•	The account will invest, under normal circumstances, between 30% to 80% of its net assets in equity securities. The equities will be mostly of a large capitalization nature.

•	The account will generally hold between 50 to 90 equity securities.

•	The maximum equity position size will be limited to 5% of net assets at the time of purchase.

•	For equities, each significant economic sector will be considered for the investment.

•	The account may invest up to 15% of its net assets in companies incorporated outside of the United States, at the time of purchase.

•	The account will not sell securities short. Any short transactions in futures, swaps, structured products, and call options will apply to this limit.

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long term.

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return on in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7% to 11%.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2014	$183,324
2015	183,324
2016	183,672
2017	187,575
2018	190,176
Years 2019-2023	1,013,909

$1,941,980

The Company expects to contribute cash of $113,000 to the plan in 2014.

The fair values of the pension plan assets at December 31, 2013, by asset category (see note 13 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$295,955	$295,955	$-	$-
Corporate bonds (a)	669,098	-	669,098	-
Federal, state and local government bonds	-	-	-	-
Equity securities (b)	1,485,634	1,485,634	-	-

Total	$2,450,687	$1,781,589	$669,098	$-

(a)	Includes eleven corporate bonds due within ten years rated BBB- or better by the S&P.

(b)	Includes 70 companies spread over various market sectors.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The fair values of the Association’s pension plan assets at December 31, 2012, by asset category (see note 12 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$34,474	$34,474	$-	$-
Corporate bonds (a)	688,885	-	688,885	-
Federal, state and local government bonds	60,635	-	60,635	-
Equity securities (b)	1,068,581	1,068,581	-	-

Total	$1,852,575	$1,103,055	$749,520	$-

(a)	Includes eleven corporate bonds due within ten years rated BBB- or better by the S&P.

(b)	Includes 49 companies spread over various market sectors.

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions ranging from 1% to 10% of their compensation. The Company makes matching contributions equal to 50% of the participant’s contributions that are not in excess of 3% of compensation. Savings plan expense was $26,379 and $24,859 for the years ended December 31, 2013 and 2012, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Association, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 55,545 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at December 31, 2013 was $531,569. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At December 31, 2013, shares available to be allocated to participants were 2,221 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 53,324 at December 31, 2013, and had a fair value of $504,000. ESOP compensation expense for the year ended December 31, 2013 was $22,000 representing the fair value of shares allocated or committed to be released during the year.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.   BENEFIT PLANS (Cont’d)

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbit Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2013 and 2012, recorded obligations of $431,251 and $443,426, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,008,494 and $1,944,934 at December 31, 2013 and 2012, respectively. Total expense/ (credit) under these plans was $(24,138) and $21,252 for the years ended December 31, 2013 and 2012, respectively.

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders equity are as follows:

	December 31,
	2013	2012

Unrealized net loss on pension plan	$(1,204,899)	$(1,147,046)
Unrealized gain (loss) on securities available for sale	(896,035)	331,635

Accumulated other comprehensive loss before taxes	(2,100,934)	(815,411)

Tax effect	833,982	323,684

Accumulated other comprehensive loss	$(1,266,952)	$(491,727)

11.   COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Financial Instruments

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments are limited to agreements to extend credit that involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of the Association’s involvement in particular classes of financial instruments. The Company’s maximum exposure to credit loss in the event of nonperformance by the other parties to these instruments represents the contract amounts, assuming that they are fully funded at a later date and any collateral proves to be worthless.

The Company had loan origination commitments of $1,242,000 and $812,000 at December 31, 2013 and 2012, respectively. The commitments at December 31, 2013 were fixed rate with interest rates ranging from 3.25% to 4.75%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $380,736 and $440,000 at December 31, 2013 and 2012, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES (Cont’d)

Off-Balance Sheet Financial Instruments (Cont’d)

Commitments generally have fixed expiration dates or other termination clauses and may required the payment of a fee by the customer. The commitment amounts do not necessarily represent future cash requirements since certain agreements may expire without being funded. The credit risk associated with these instruments is essentially the same as for outstanding loans reported in the balance sheets. Commitments are subject to the same credit approval process, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements.

At December 31, 2013, the Company has a $1.0 million unsecured line of credit with Atlantic Central Bankers Bank which has no balance outstanding.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2013, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

12.   REGULATORY CAPITAL

The Company and the Association are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that if undertaken could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Association must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Association to maintain minimum amounts and ratios of tangible and core capital (as defined in the regulations) to total assets and of total risk-based capital (as defined) to risk-weighted assets (as defined). As of December 31, 2013 and 2012 the Association was well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2013 that management believes have changed the Association’s capital ratings.

The following table presents a reconciliation of the Association’s capital per GAAP and regulatory capital at the dates indicated (in thousands):

		December 31,
		2013	2012

GAAP capital		$11,210	$6,214
Add (subtract):	Disallowed deferred tax assets	(252)	(79)
	Unrealized (gain) loss on securities available for sale	540	(200)
	Adjustment to record funded status of pension	727	692

Core and tangible capital		12,225	6,627
Add: Allowable allowance for loan losses		340	314

Total risk-based capital		$12,565	$6,941

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   REGULATORY CAPITAL (Cont’d)

The following is a summary of the Association’s actual capital amounts and ratios compared to the amounts and ratios required for minimum capital adequacy and for classification as a well-capitalized institution:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

December 31, 2013

Tangible Capital	$12,225	13.25%	$1,384	1.50%	$	N/A	-
Tier 1 (core) Capital	12,225	13.25%	3,691	4.00%		4,613	5.00%
Risk-based Capital:
Tier 1	12,225	35.19%	1,390	4.00%		2,085	6.00%
Total	12,565	36.17%	2,779	8.00%		3,474	10.00%

December 31, 2012

Tangible Capital	$6,627	7.02%	$1,417	1.50%	$	N/A	-
Tier 1 (core) Capital	6,627	7.02%	3,779	4.00%		4,723	5.00%
Risk-based Capital:
Tier 1	6,627	19.38%	1,368	4.00%		2,052	6.00%
Total	6,941	20.30%	2,735	8.00%		3,419	10.00%

13.   FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2013 and 2012. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A.  Fair Value Measurements (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2013 and 2012:

		Fair Value Measurements at December 31,
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

December 31, 2013:
Securities available for sale	$38,240,458	$-	$38,240,458	$-

December 31, 2012:
Securities available for sale	$33,217,266	$-	$33,217,266	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012.

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B.   Fair Value Disclosures (Cont’d)

Off-Balance-Sheet Instruments (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,637	$2,637	$5,434	$5,434
Securities held to maturity	4,667	4,809	10,181	10,654
Securities available for sale	38,240	38,240	33,217	33,217
Loans receivable	40,040	40,180	39,905	42,223
Accrued interest receivable	268	268	280	280
FHLB and other stock, at cost	222	222	201	201

Financial liabilities:
Deposits	78,025	78,533	86,186	86,837

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

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunnyside Bancorp

Date: March 28, 2014	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer and Director	March 28, 2014
Timothy D. Sullivan	(Principal Executive Officer)

/s/ Gerard A. Iervolino	Vice President, Chief Financial Officer and	March 28, 2014
Gerard A. Iervolino	Treasurer (Principal Financial and Accounting Officer)

/s/ Gerardina Mirtuono	Senior Vice President, Chief	March 28, 2014
Gerardina Mirtuono	Operating Officer and Director

/s/ William Boeckelman	Director	March 28, 2014
William Boeckelman

	Director	March 28, 2014
Lawrence P. Doyle

/s/ Deborah J. Elliot	Director	March 28, 2014
Deborah J. Elliot

	Director	March 28, 2014
Desmond Lyons

/s/ Louis G. Ricci	Director	March 28, 2014
Louis G. Ricci

EXHIBIT INDEX

3.1	Articles of Incorporation of Sunnyside Bancorp*
3.2	Bylaws of Sunnyside Bancorp*
4	Form of Common Stock Certificate of Sunnyside Bancorp*
10.1	Form of Employment Agreement with Timothy D. Sullivan*
10.2	Form of Employment Agreement with Gerardina Mirtuono*
10.3	Form of Employee Stock Ownership Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2013, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.