Form 10-Q
period 2014-03-31
Sunnyside Bancorp, Inc.
filed 2014-05-09
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

YES ☐     NO ☒

As of May 9, 2014, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.                Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$1,044,731	$2,636,523
Securities held to maturity, net	6,294,568	4,666,508
Securities available for sale	35,465,883	38,240,458
Loans receivable, net	40,320,792	40,040,109
Premises and equipment, net	1,616,724	1,602,451
Federal Home Loan Bank of New York and other stock, at cost	222,420	222,420
Accrued interest receivable	259,225	267,796
Cash surrender value of life insurance	2,024,990	2,008,494
Deferred income taxes	933,274	1,046,964
Other assets	657,472	519,277

Total Assets	$88,840,079	$91,251,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$75,684,858	$78,024,604
Advances from borrowers for taxes and insurance	622,192	693,183
Other liabilities	454,915	597,210

Total Liabilities	76,761,965	79,314,997

Commitments and contingencies	-	-

Stockholders' equity:
Serial prefered stock; par value $0.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $0.01, 30,000,000 shares authorized and 793,500 shares issued at March 31, 2014 and December 31, 2013, respectively	7,935	7,935
Additional paid in capital	7,082,343	7,082,343
Unallocated common stock held by the Employee Stock Ownership Plan	(527,674)	(533,229)
Retained earnings, substantially restricted	6,609,748	6,645,906
Accumulated other comprehensive (loss), net of tax	(1,094,238)	(1,266,952)

Total Stockholders' Equity	12,078,114	11,936,003

Total Liabilities and Stockholders' Equity	$88,840,079	$91,251,000

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2014	2013

Interest and dividend income:
Loans	$470,353	$505,099
Investment securities	29,139	33,763
Mortgage-backed securities	185,105	142,435
Federal funds sold and other earning assets	1,978	1,625

Total interest and dividend income	686,575	682,922

Interest expense on deposits	106,958	151,577
Borrowings	34	35

Total interest expense	106,992	151,612

Net interest income	579,583	531,310

Provision for loan losses	10,000	-

Net interest income after provision for loan losses	569,583	531,310

Non-interest income:
Fees and service charges	19,876	22,233
Net gain on sale of securities	18,078	4,587
Income on bank owned life insurance	16,496	15,939

Total non-interest income	54,450	42,759

Non-Interest Expense:
Compensation and benefits	341,753	343,210
Occupancy and equipment, net	108,010	100,921
Data processing service fees	56,811	40,298
Professional fees	96,718	45,741
Federal deposit insurance premiums	14,978	16,425
Advertising and promotion	15,254	10,325
Other	61,392	43,001

Total non-interest expense	694,916	599,921

Income (loss) before income taxes	(70,883)	(25,852)

Income tax expense (benefit)	(34,725)	(7,449)

Net income (loss)	$(36,158)	$(18,403)

Basic loss per share	$(0.05)	NM
Weighted average shares outstanding, basic and diluted	740,916	NM

(NM) Not meaningful or not applicable because the Company went public on July 15, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2014	2013

Net income (loss)	$(36,158)	$(18,403)

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	22,870

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	300,058	(161,256)
Reclassification adjustment for (gains) losses included in operations	(13,653)	(4,587)

Other comprehensive income (loss), before tax	286,405	(142,973)

Income tax expense (benefit) related to items of other comprehensive income	113,691	(38,099)

Other comprehensive income (loss), net of tax	172,714	(104,874)

Comprehensive income (loss)	$136,556	$(123,277)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Unallocated		Accumulated
			Common Stock		Other
	Common	Additional	Held By	Retained	Comprehensive	Total
	Stock	Paid-in Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2013	$7,935	$7,082,343	$(533,229)	$6,645,906	$(1,266,952)	$11,936,003

Net Loss for the three months ended March 31, 2014	-	-	-	(36,158)	-	(36,158)

Amortization of ESOP shares	-	-	5,555	-	-	5,555

Other comprehensive income, net of tax	-	-	-	-	172,714	172,714

Balance at March 31, 2014	$7,935	$7,082,343	$(527,674)	$6,609,748	$(1,094,238)	$12,078,114

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(36,158)	$(18,403)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	37,340	32,579
Amortization of premiums and accretion of discounts, net	51,413	96,433
Amortization of deferred loan fees and costs, net	3,250	795
Net gain on sales of securities available for sale	(13,653)	(4,587)
Net gain on sales of securities held to maturity	(4,425)	-
Provision for loan losses	10,000	-
Decrease (increase) in accrued interest receivable	8,571	(3,453)
Increase in cash surrender value of life insurance	(16,496)	(15,939)
Net increase in other assets	(138,196)	(134,279)
Net decrease in other liabilities	(142,295)	(6,556)
Amortization of ESOP shares	5,555	-

Net cash used in operating activities	(235,094)	(53,410)

Cash flows from investing activities:
Purchases of securities available for sale	-	(2,549,022)
Purchases of securities held to maturity	(2,000,000)	-
Repayments and maturities of securities held to maturity	145,500	534,296
Repayments and maturities of securities available for sale	1,145,584	2,625,036
Proceeds from sales of securities held to maturity	230,771	-
Proceeds from sales of securities available for sale	1,877,730	2,123,541
Loans purchased	-	(2,213,826)
Loan originations, net of principal repayments	(293,933)	683,528
Purchases of premises and equiment	(51,613)	-

Net cash provided by investing activities	1,054,039	1,203,553

Cash flows from financing activities:
Net decrease in deposits	(2,339,746)	(3,198,413)
Net decrease in advances from borrowers for taxes and insurance	(70,991)	(107,198)

Net cash used in financing activities	(2,410,737)	(3,305,611)

Net decrease in cash and cash equivalents	(1,591,792)	(2,155,468)

Cash and cash equivalents at beginning of period	2,636,523	5,434,472

Cash and cash equivalents at end of period	$1,044,731	$3,279,004

Supplemental Information:

Cash paid for:
Interest	$106,988	$148,325
Income taxes (refunds received), net	$15,000	$-

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant policies used in the presentation of the accompanying consolidated financial statements of Sunnyside Bancorp, Inc. and Subsidiary, (collectively, the “Company”).

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Sunnyside Bancorp. Inc., and its wholly-owned subsidiary, Sunnyside Federal Savings and Loan Association of Irvington (“Sunnyside Federal” or the “Association”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business

Sunnyside Federal is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences and in mortgage-backed and other securities. To a significantly lesser extent, funds are invested in multi-family and commercial mortgage loans, commercial loans, and consumer loans. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. As a federally-chartered savings association, Sunnyside Federal’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions for Form 10-Q, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the Company’s management, necessary for a fair statement of results for the interim period.

The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ended December 31, 2014, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2014 and December 31, 2013, the Company had no securities classified as held for trading.

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

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

401(K) Plan:

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of March 31, 2014 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance other than as disclosed in note 6.

2. MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT

On July 15, 2013, the Association completed its mutual-to-stock conversion, and the Company consummated its initial stock offering. The Company sold 793,500 shares of its common stock, including 55,545 shares purchased by the Association’s ESOP, at a price of $10.00 per share, in a subscription offering, for gross offering proceeds of $7,935,000. The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred totaled $845,000 resulting in net proceeds of $6.5 million after also deducting the shares acquired by the ESOP.

In accordance with applicable federal conversion regulations, at the time of the completion of our mutual-to-stock conversion, the Company established a liquidation account in the Association in an amount equal to the Association’s total retained earnings as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Association, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements

  3. SECURITIES

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S.government and agency obligations	$2,000,000	$-	$-	$2,000,000
State, county, and municipal obligations	489,574	15,781	-	505,355
Mortgage-backed securities	3,804,994	128,994	-	3,933,988

	$6,294,568	$144,775	$-	$6,439,343

Securities available for sale:
U.S. government and agency obligations	$3,996,921	$-	$163,281	$3,833,640
Mortgage-backed securities	32,078,592	120,852	567,201	31,632,243

	$36,075,513	$120,852	$730,482	$35,465,883

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$489,566	$17,035	$-	$506,601
Mortgage-backed securities	4,176,942	125,291	-	4,302,233

	$4,666,508	$142,326	$-	$4,808,834

Securities available for sale:
U.S. government and agency obligations	$3,996,781	$-	$225,048	$3,771,733
Mortgage-backed securities	35,139,713	100,428	771,416	34,468,725

	$39,136,494	$100,428	$996,464	$38,240,458

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $5.8 million, $15.9 million, $8.1 million, and $6.0 million, respectively, at March 31, 2014 ($6.3 million, $16.4 million, $9.1 million, and $7.5 million, respectively, at December 31, 2013).

Proceeds from the sale of securities held to maturity amounted to $230,771 for the three months ended March 31, 2014. There were no sales of securities held to maturity during the comparable quarter in 2013. Net gains of $4,425 were recognized on the sales for the three months ended, March 31, 2014. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $1,877,730 and $2,123,541 for the three months ended March 31, 2014 and 2013, respectively. Net gains of $13,653 and $4,587 were recognized on those sales for the three months ended March 31, 2014 and 2013, respectively.

  3.  SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at March 31, 2014 and December 31, 2013, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,082	116,107	-	-
After five to ten years	379,492	389,248	12,037,920	11,891,546
After ten years	5,804,994	5,933,988	24,037,593	23,574,337

	$6,294,568	$6,439,343	$36,075,513	$35,465,883

	December 31, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,095	116,846	574,576	577,199
After five to ten years	379,471	389,755	12,429,566	12,191,416
After ten years	4,176,942	4,302,233	26,132,352	25,471,843

	$4,666,508	$4,808,834	$39,136,494	$38,240,458

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2014 and December 31, 2013, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,879,245	$118,862	$954,395	$44,419
Mortgage-backed securities	16,988,246	296,060	3,888,369	271,141

	$19,867,491	$414,922	$4,842,764	$315,560

  3.  SECURITIES (Cont’d)

	December 31, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,771,733	$225,048	$-	$-
Mortgage-backed securities	20,801,105	447,844	3,941,749	323,572

	$24,572,838	$672,892	$3,941,749	$323,572

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2014, a total of 29 securities were in an unrealized loss position (33 at December 31, 2013). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

  4.  LOANS RECEIVABLE, NET

	March 31,	December 31,
	2014	2013
Mortgage loans:
Residential 1-4 family	$34,656,083	$34,616,130
Commercial and multi-family	4,733,734	4,458,768
Home equity lines of credit	685,665	689,805

	40,075,482	39,764,703

Other loans:
Commercial	500,000	500,000
Secured by savings accounts	26,837	43,683

	526,837	543,683

Total loans	40,602,319	40,308,386

Less:
Deferred loan fees (costs), net	(68,618)	(71,868)
Allowance for loan losses	350,145	340,145

	281,527	268,277

	$40,320,792	$40,040,109

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $253,000 and $260,000 at March 31, 2014 and December 31, 2013, respectively.

  4.  LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2014	2013

Balance at beginning of period	$340,145	$314,490
Provision for loan losses	10,000	-
Charge offs	-	-
Recoveries	-	1,155

Balance at end of period	$350,145	$315,645

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2014 and December 31, 2013. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,156	$4,245	$487	$527	$39,415
Special Mention	138	489	198	-	825
Substandard	362	-	-	-	362

Total	$34,656	$4,734	$685	$527	$40,602

  4.  LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Total
	(In thousands)

Pass	$34,109	$3,958	$690	$543	$39,300
Special Mention	138	501	-	-	639
Substandard	369	-	-	-	369

Total	$34,616	$4,459	$690	$543	$40,308

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2014
							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Current	Total	Past Due
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	and Accruing
				(In Thousands)

Residential 1-4 family	$15	$138	$287	$440	$34,216	$34,656	$-
Commercial and multi-family	-	-	-	-	4,734	4,734	-
Home equity lines of credit	198	-	-	198	487	685	-
Other loans	-	-	-	-	527	527	-

	$213	$138	$287	$638	$39,964	$40,602	$-

	December 31, 2013
							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Current	Total	Past Due
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	and Accruing
				(In thousands)

Residential 1-4 family	$138	$-	$369	$507	$34,109	$34,616	$-
Commercial and multi-family	-	-	-	-	4,459	4,459	-
Home equity lines of credit	-	198	-	198	492	690	-
Other loans	-	-	-	-	543	543	-

	$138	$198	$369	$705	$39,603	$40,308	$-

There were no troubled debt restructured loans at March 31, 2014 or December 31, 2013.

  4.  LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2014	2013
	(In thousands)

Residential 1-4 family	$500	$369
Commercial and multi-family	-	-
Home equity lines of credit	198	-
Other Loans	-	-

Total non-accrual loans	698	369

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$698	$369

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $2,300 for the three months ended March 31, 2014. There were no loans on non-accrual status during the three months ended March 31, 2013.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	-	1	1	(1)	9	10
Recoveries	-	-	-	-	-	-

Ending Balance	$295	$35	$7	$4	$9	$350

	Three Months Ended
	March 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	173	(51)	-	(4)	(118)	-
Recoveries	-	-	-	2	-	2

Ending Balance	$301	$8	$5	$2	$-	$316

  5.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2014	2013

Unrealized net loss on pension plan	$(1,204,899)	$(1,204,899)
Unrealized gain (loss) on securities available for sale	(609,630)	(896,035)

Accumulated other comprehensive loss before taxes	(1,814,529)	(2,100,934)

Tax effect	720,291	833,982

Accumulated other comprehensive loss	$(1,094,238)	$(1,266,952)

  6.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2014 and December 31, 2013. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

  6.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

March 31, 2014:
Securities available for sale	$35,465,883	$-	$35,465,883	$-

December 31, 2013:
Securities available for sale	$38,240,458	$-	$38,240,458	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

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

  6.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31,		December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$1,045	$1,045	$2,637	$2,637
Securities held to maturity	6,295	6,439	4,667	4,809
Securities available for sale	35,466	35,466	38,240	38,240
Loans receivable	40,321	40,571	40,040	40,180
FHLB and other stock, at cost	222	222	222	222
Accrued interest receivable	259	259	268	268

Financial liabilities:
Deposits	75,685	76,295	78,025	78,533

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s form 10K for the year 2013.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets decreased $2.4 million, or 2.6%, to $88.8 million at March 31, 2014 from $91.3 million at December 31, 2013. The decrease was due primarily to a $1.6 million decrease in cash and cash equivalents and a $2.8 million decrease in securities available for sale offset by increases in securities held to maturity of $1.6 million and loans receivable of $281,000.

Cash and cash equivalents decreased $1.6 million, or 61.5%, to $1.0 million at March 31, 2014 from $2.6 million at December 31, 2013, as cash was used to fund the outflow of higher interest rate certificates of deposit during the period. Securities available for sale decreased $2.8 million, or 7.3%, to $35.5 million at March 31, 2014 from $38.2 million at December 31, 2013 and securities held to maturity increased $1.6 million, or 34.9%, to $6.3 million at March 31, 2014 from $4.7 million at December 31, 2013 reflecting additional purchases from stock proceeds offset by the sale of mortgage backed securities classified as held to maturity after collection of a substantial portion (at least 85%) of principal outstanding at acquisition and monthly principal payments.

Net loans receivable increased $281,000, or 0.7%, to $40.3 million at March 31, 2014 from $40.0 million at December 31, 2013. The increase in loans receivable was due primarily to new loan originations exceeding loan repayments.

At March 31, 2014, our investment in bank-owned life insurance increased $16,500 to $2.02 million from $2.00 million at December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of accrued interest receivable, prepaid FDIC insurance premiums, refundable income taxes, an annuity contract for a former director, and deferred income taxes remained relatively unchanged at $1.8 million at March 31, 2014 and at December 31, 2013.

Total deposits decreased $2.3 million, or 3.0%, to $75.7 million at March 31, 2014 from $78.0 million at December 31, 2013. The decrease resulted primarily from decreases in savings and club accounts of $1.9 million, or 6.5%, and certificates of deposit accounts of $1.7 million, or 5.2%. As part of our efforts to reduce our reliance on certificates of deposit, we continued to allow higher costing certificates of deposit to run off at maturity during the first quarter of 2014, as we increased our emphasis on increasing core deposits. NOW accounts increased $599,000, or 6.3% from December 31, 2013 while money market accounts increased $139,000 or 4.2% and Non-interest bearing deposit accounts increased $509,000 or 14.2%.

We had no borrowings outstanding at March 31, 2014 or at December 31, 2013. At March 31, 2014, we had the ability to borrow up to 30 percent of the Association’s assets in FHLB advances and $1.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $12.1 million at March 31, 2014 from $11.9 million at December 31, 2013 resulting from a decrease in other comprehensive loss of $173,000, a $6,000 decrease in the unallocated common stock held by the Employee Stock Ownership Plan offset by a net loss for the quarter ended March 31, 2014 of $36,000.

Comparison of Results of Operations for the Quarters Ended March 31, 2014 and March 31, 2013

General. We had a net loss of $36,000 for the quarter ended March 31, 2014 compared to a net loss of $18,000 for the quarter ended March 31, 2013. The increase in our net loss resulted primarily from increases in the provision for loan losses and non-interest expense, which was partially offset by increases in net interest income, non-interest income and the income tax benefit when comparing the 2014 quarter to the 2013 quarter.

Net Interest Income.   Net interest income increased $49,000 or 9.1%, to $580,000 for the quarter ended March 31, 2014 from $531,000 for the quarter ended March 31, 2013. The increase resulted from an increase of $4,000 in interest and dividend income and a decrease of $45,000 in interest expense on deposits quarter to quarter. The average yield on our loans decreased 30 basis points, the average yield on our investment securities increased 107 basis points and the yield on average mortgage-backed securities increased 30 basis points during the quarter ended March 31, 2014 compared to the same quarter in 2013. Our net interest rate spread increased 28 basis points to 2.75% for the quarter ended March 31, 2014 from 2.47% for the quarter ended March 31, 2013 and our net interest margin increased 30 basis points to 2.82% for the 2014 quarter from 2.52% for the 2013 period. Average interest-earning assets decreased $2.3 million, or 2.7%, to $83.3 million for the quarter ended March 31, 2014 from $85.6 million for the first quarter of 2013.

Interest and Dividend Income.  Interest and dividend income increased $4,000 to $687,000 for the quarter ended March 31, 2014 from $683,000 for the quarter ended March 31, 2013. The increase resulted primarily from increases of $43,000 in interest income on mortgage-backed securities offset by decreases in interest income on loans of $35,000 and $4,000 in investment securities.

Interest income on loans decreased $35,000, or 6.9%, to $470,000 for the quarter ended March 31, 2014 from $505,000 for the quarter ended March 31, 2013. The decrease resulted primarily from a decrease of 30 basis points in the average yield on loans to 4.70% for the 2014 quarter from 5.00% for the 2013 quarter, reflecting lower market interest rates year to year. The average balance of loans outstanding decreased $410,000 to $40.6 million, or 1.0%, from $41.0 million for the quarter ended March 31, 2013.

Interest and dividend income on investment and mortgage-backed securities increased $38,000 to $214,000 for the quarter ended March 31, 2014 from $176,000 for the quarter ended March 31, 2013 due to an increase in the average yield on securities to 2.50% during the 2014 quarter from 1.43% during the 2013 quarter, offset in part by a decrease in the average balance of securities of $1.4 million to $42.5 million for the 2014 quarter from $43.9 million for the 2013 quarter. The average balance in the mortgage-backed portfolio increased $3.5 million to $37.8 million from $34.3 million for the same periods in 2013. The average balance in the investment securities portfolio decreased $4.9 million to $4.7 million for the first quarter of 2014 from $9.6 million for the same quarter in 2013.

Interest Expense.  Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $45,000, or 29.4%, to $107,000 for the quarter ended March 31, 2014 from $152,000 for the quarter ended March 31, 2013.  The decrease in the cost of interest-bearing deposits was due to a decrease of 16 basis points in the average rate paid on interest-bearing deposits to 0.59% for the quarter ended March 31, 2014 from 0.75% for the quarter ended March 31, 2013, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities decreased $7.9 million, or 9.7% to $73.7 million for the quarter ended March 31, 2014 from $81.6 million for the quarter ended March 31, 2013. The average balance of the higher cost interest-bearing certificates of deposits decreased $5.0 million and the average balance of lower-cost NOW, money market and savings accounts decreased $2.9 million from the quarter ended March 31, 2013 to the quarter ended March 31, 2014.

Provision for Loan Losses.  We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $10,000 provision for loan losses recorded for the quarter ended March 31, 2014 and no provision recorded for the quarter ended March 31, 2013. Management of the Company determined that an increase of $10,000 to the provision for loan losses was necessary due to the increase in non-performing loans during the quarter to $698,000, at March 31, 2014, from $369,000 at December 31, 2013. The allowance for loan losses was $350,000 at March 31, 2014 compared to $340,000 at December 31, 2013. There were no charge offs or recoveries during the quarter ended March 31, 2014 and no charge offs and $1,200 of recoveries during the quarter ended March 31, 2013.

Noninterest Income.  Noninterest income increased $11,000 to $54,000 for the quarter ended March 31, 2014 from $43,000 for the quarter ended March 31, 2013. The increase was primarily due to an increase in security gains during the first quarter of 2014 of $13,000 offset by a decline in fees and service charges of $2,000 from the comparable quarter in 2013.

Noninterest Expense.  Noninterest expense increased $95,000, or 15.8%, to $695,000 for the quarter ended March 31, 2014 from $600,000 for the quarter ended March 31, 2013. Occupancy and equipment increased $7,000 or 7.0%, to $108,000 for the quarter ended March 31, 2014 from $101,000 for the quarter ended March 31, 2013, as a result of increases in office building maintenance and related expenses. Data processing service fees increased $17,000 or 41.0% to $57,000 for the quarter ended March 31, 2014 from $40,000 for the same period in 2013. Professional fees increased $51,000 or 111.4% to $97,000 during the first quarter of 2014 from $46,000 for the quarter ended March 31, 2013. The increases in data processing service fees and professional fees related to the additional compliance, regulatory and public company reporting requirements required by the newly formed public Company.

Income Tax Expense (Benefit).  We recorded a $35,000 income tax benefit for the quarter ended March 31, 2014 and a $7,000 income tax benefit for the quarter ended March 31, 2013. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNYSIDE BANCORP, INC.

Date: May 9, 2014	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President, Chief Executive Officer, and
Interim Chief Financial Officer

