Form 10-Q
period 2014-06-30
Sunnyside Bancorp, Inc.
filed 2014-08-12
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

YES ☐     NO ☒

As of August 8, 2014, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$8,931,707	$2,636,523
Securities held to maturity, net	6,159,425	4,666,508
Securities available for sale	34,781,055	38,240,458
Loans receivable, net	40,418,720	40,040,109
Premises and equipment, net	1,629,935	1,602,451
Federal Home Loan Bank of New York and other stock, at cost	276,120	222,420
Accrued interest receivable	264,256	267,796
Cash surrender value of life insurance	2,041,489	2,008,494
Deferred income taxes	739,002	1,046,964
Other assets	682,849	519,277

Total Assets	$95,924,558	$91,251,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$81,497,076	$78,024,604
Advances from borrowers for taxes and insurance	540,336	693,183
Borrowings	1,000,000	-
Other liabilities	577,083	597,210

Total Liabilities	83,614,495	79,314,997

Commitments and contingencies	-	-

Stockholders' equity:
Serial prefered stock; par value $0.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $0.01, 30,000,000 shares authorized and 793,500 shares issued at June 30, 2014 and December 31, 2013, respectively	7,935	7,935
Additional paid in capital	7,081,810	7,082,343
Unallocated common stock held by the Employee Stock Ownership Plan	(522,124)	(533,229)
Retained earnings, substantially restricted	6,534,423	6,645,906
Accumulated other comprehensive (loss), net of tax	(791,981)	(1,266,952)

Total Stockholders' Equity	12,310,063	11,936,003

Total Liabilities and Stockholders' Equity	$95,924,558	$91,251,000

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	June 30,
	2014	2013

Interest and dividend income:
Loans	$451,312	$482,202
Investment securities	45,140	32,311
Mortgage-backed securities	168,962	133,471
Federal funds sold and other earning assets	1,549	724

Total interest and dividend income	666,963	648,708

Interest expense on deposits	95,808	145,236
Borrowings	247	-

Total interest expense	96,055	145,236

Net interest income	570,908	503,472

Provision for loan losses	-	9,500

Net interest income after provision for loan losses	570,908	493,972

Non-interest income:
Fees and service charges	23,072	29,839
Net gain on sale of securities	-	88,058
Income on bank owned life insurance	16,500	16,127

Total non-interest income	39,572	134,024

Non-Interest Expense:
Compensation and benefits	328,817	296,423
Occupancy and equipment, net	104,639	99,133
Data processing service fees	46,450	39,331
Professional fees	181,235	56,325
Federal deposit insurance premiums	15,000	16,425
Advertising and promotion	48,738	22,964
Other	43,099	44,651

Total non-interest expense	767,978	575,252

Income (loss) before income taxes	(157,498)	52,744

Income tax expense (benefit)	(82,173)	2,549

Net income (loss)	$(75,325)	$50,195

Basic income (loss) per share	$(0.10)	NM

Weighted average shares outstanding, basic and diluted	741,101	NM

(NM) Not meaningful or not applicable because the company went public on July 15, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Six Months Ended
	June 30,
	2014	2013

Interest and dividend income:
Loans	$921,666	$987,301
Investment securities	74,279	66,074
Mortgage-backed securities	354,067	275,906
Federal funds sold and other earning assets	3,527	2,349

Total interest and dividend income	1,353,539	1,331,630

Interest expense on deposits	202,766	296,813
Borrowings	281	35

Total interest expense	203,047	296,848

Net interest income	1,150,492	1,034,782

Provision for loan losses	10,000	9,500

Net interest income after provision for loan losses	1,140,492	1,025,282

Non-interest income:
Fees and service charges	42,948	52,072
Net gain on sale of securities	18,078	92,645
Income on bank owned life insurance	32,995	32,066

Total non-interest income	94,021	176,783

Non-Interest Expense:
Compensation and benefits	670,570	639,633
Occupancy and equipment, net	212,649	200,054
Data processing service fees	103,261	79,629
Professional fees	277,953	102,066
Federal deposit insurance premiums	29,978	32,850
Advertising and promotion	63,992	33,289
Other	104,491	87,652

Total non-interest expense	1,462,894	1,175,173

Income (loss) before income taxes	(228,381)	26,892

Income tax expense (benefit)	(116,898)	(4,900)

Net income (loss)	$(111,483)	$31,792

Basic income (loss) per share	$(0.15)	NM

Weighted average shares outstanding, basic and diluted	740,825	NM

(NM) Not meaningful or not applicable because the company went public on July 15, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	June 30,
	2014	2013

Net income (loss)	$(75,325)	$50,195

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	-

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	496,529	(402,274)
Reclassification adjustment for (gains) losses included in operations	-	(468)

Other comprehensive income (loss), before tax	496,529	(402,742)

Income tax expense (benefit) related to items of other comprehensive income	194,272	(171,689)

Other comprehensive income (loss), net of tax	302,257	(231,053)

Comprehensive income (loss)	$226,932	$(180,858)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Six Months Ended
	June 30,
	2014	2013

Net income (loss)	$(111,483)	$31,792

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	22,869

Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	796,587	(563,531)
Reclassification adjustment for (gains) losses included in operations	(13,653)	(5,054)

Other comprehensive income (loss), before tax	782,934	(545,716)

Income tax expense (benefit) related to items of other comprehensive income	307,963	(209,788)

Other comprehensive income (loss), net of tax	474,971	(335,928)

Comprehensive income (loss)	$363,488	$(304,136)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Unallocated		Accumulated
			Common Stock		Other
	Common	Additional	Held By	Retained	Comprehensive	Total
	Stock	Paid-in Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2013	$7,935	$7,082,343	$(533,229)	$6,645,906	$(1,266,952)	$11,936,003

Net loss for the six months ended June 30, 2014	-	-	-	(111,483)	-	(111,483)

Amortization of ESOP shares	-	(533)	11,105	-	-	10,572

Other comprehensive income, net of tax	-	-	-	-	474,971	474,971

Balance at June 30, 2014	$7,935	$7,081,810	$(522,124)	$6,534,423	$(791,981)	$12,310,063

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(111,483)	$31,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	74,854	65,402
Amortization of premiums and accretion of discounts, net	102,447	179,138
Amortization of deferred loan fees and costs, net	11,082	5,559
Net gain on sales of securities	(18,078)	(92,645)
Provision for loan losses	10,000	9,500
Decrease (increase) in accrued interest receivable	3,540	(22,855)
Increase in cash surrender value of life insurance	(32,995)	(32,066)
Amortization of ESOP Shares	10,572	-
Net increase in other assets	(163,573)	(35,362)
Net increase (decrease) in other liabilities	(20,127)	12,184

Net cash (used in) provided by operating activities	(133,761)	120,647

Cash flows from investing activities:
Purchases of securities available for sale	-	(13,720,570)
Purchases of securities held to maturity	(2,000,000)	-
Repayments and maturities of securities held to maturity	280,361	1,391,892
Repayments and maturities of securities available for sale	2,276,190	6,054,925
Proceeds from sales of securities held to maturity	230,771	1,421,592
Proceeds from sales of securities available for sale	1,877,729	2,266,198
Loans purchased	-	(2,235,964)
Loan originations, net of principal repayments	(399,693)	2,632,344
Purchases of bank premises and equiment	(102,338)	(9,572)
Purchase of FHLB stock	(53,700)	(21,300)

Net cash provided by (used in) investing activities	2,109,320	(2,220,455)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,472,472	(3,808,783)
Net decrease in advances from borrowers for taxes and insurance	(152,847)	(203,855)
Net increase in short term borrowings	1,000,000	-
Net increase in escrow for stock conversion	-	10,586,207

Net cash provided by financing activities	4,319,625	6,573,569

Net increase in cash and cash equivalents	6,295,184	4,473,761

Cash and cash equivalents at beginning of year	2,636,523	5,434,472

Cash and cash equivalents at end of year	$8,931,707	$9,908,233

Supplemental Information:

Cash paid for:
Interest	$202,028	$293,686
Income taxes (refunds received), net	$15,000	$-

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

The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ended December 31, 2014, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of shareholders’ equity in accumulated other comprehensive income. As of June 30, 2014 and December 31, 2013, the Company had no securities classified as held for trading.

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

Recognition of interest on the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears, or when other factors indicate that the collection of such amounts is doubtful. At that time, a loan is placed on a nonaccrual status, and all previously accrued and uncollected interest is reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to an accrual status when factors indicating doubtful collectability no longer exist.

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB guidance. The cash surrender value of BOLI is recorded on the consolidated statement of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on the consolidated statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.

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

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate in the State of New York. The potential for interest-rate risk exists as a result of the shorter duration of the Company's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company's assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”).

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2014 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3.   SECURITIES

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S.government and agency obligations	$2,000,000	$48,579	$-	$2,048,579
State, county, and municipal obligations	489,583	12,785	-	502,368
Mortgage-backed securities	3,669,842	117,527	-	3,787,369

	$6,159,425	$178,891	$-	$6,338,316

Securities available for sale:
U.S. government and agency obligations	$3,997,063	$3,344	$69,965	$3,930,442
Mortgage-backed securities	30,897,093	238,774	285,254	30,850,613

	$34,894,156	$242,118	$355,219	$34,781,055

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$489,566	$17,035	$-	$506,601
Mortgage-backed securities	4,176,942	125,291	-	4,302,233

	$4,666,508	$142,326	$-	$4,808,834

Securities available for sale:
U.S. government and agency obligations	$3,996,781	$-	$225,048	$3,771,733
Mortgage-backed securities	35,139,713	100,428	771,416	34,468,725

	$39,136,494	$100,428	$996,464	$38,240,458

At June 30, 2014 and December 31, 2013, securities with a carrying amount of $2.9 million and $0, respectively, were pledged as collateral to secure borrowings with the Federal Home Loan Bank of New York. (FHLBNY).

Mortgage-backed securities consist primarily of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $ 5.6 million, $15.2 million, $7.9 million, and $5.9 million, respectively, at June 30, 2014 ($6.3 million, $16.4 million, $9.1 million, and $7.5 million, respectively, at December 31, 2013).

Proceeds from the sale of securities held to maturity amounted to $0 and $1,421,592 for the three months ended June 30, 2014 and 2013, respectively. Net gains of $0 and $87,591 were recognized on those sales for the three months ended, June 30, 2014 and 2013, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $0 and $147,244 for the three months ended June 30, 2014 and 2013, respectively. Net gains of $ 0 and $468 were recognized on those sales for the three months ended June 30, 2014 and 2013, respectively.

3.   SECURITIES (Cont’d)

Proceeds from the sale of securities held to maturity amounted to $230,771 and $1,421,592 for the six months ended June 30, 2014 and 2013, respectively. Net gains of $4,425 and $87,591 were recognized on these sales during the six months ended June 30, 2014 and 2013, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $1,877,729 and $2,266,198 for the six months ended June 30, 2014 and 2013, respectively. Net gains of $13,653 and $5,054 were recognized on those sales for the six months ended, June 30, 2014 and 2013, respectively.

The following is a summary of the amortized cost and fair value of securities at June 30, 2014 and December 31, 2013, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,069	115,077	-	-
After five to ten years	379,514	387,291	11,607,793	11,635,961
After ten years	5,669,842	5,835,948	23,286,363	23,145,094

	$6,159,425	$6,338,316	$34,894,156	$34,781,055

	December 31, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,095	116,846	574,576	577,199
After five to ten years	379,471	389,755	12,429,566	12,191,416
After ten years	4,176,942	4,302,233	26,132,352	25,471,843

	$4,666,508	$4,808,834	$39,136,494	$38,240,458

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2014 and December 31, 2013, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$-	$-	$2,927,098	$69,965
Mortgage-backed securities	3,896,101	7,046	9,067,319	278,208

	$3,896,101	$7,046	$11,994,417	$348,173

3.   SECURITIES (Cont’d)

	December 31, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,771,733	$225,048	$-	$-
Mortgage-backed securities	20,801,105	447,844	3,941,749	323,572

	$24,572,838	$672,892	$3,941,749	$323,572

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At June 30, 2014, a total of 18 securities were in an unrealized loss position (33 at December 31, 2013). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4.   LOANS RECEIVABLE, NET

	June 30,	December 31,
	2014	2013
Mortgage loans:
Residential 1-4 family	$34,123,317	$34,616,130
Commercial and multi-family	4,369,203	4,458,768
Home equity lines of credit	680,824	689,805

	39,173,344	39,764,703

Other loans:
Commercial	1,498,438	500,000
Secured by savings accounts	36,297	43,683

	1,534,735	543,683

Total loans	40,708,079	40,308,386

Less:
Deferred loan fees (costs), net	(60,786)	(71,868)
Allowance for loan losses	350,145	340,145

	289,359	268,277

	$40,418,720	$40,040,109

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $244,000 and $260,000 at June 30, 2014 and December 31, 2013, respectively.

4.   LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2014	2013

Balance at beginning of period	$350,145	$315,645
Provision for loan losses	-	9,500
Charge offs	-	-
Recoveries	-	-

Balance at end of period	$350,145	$325,145

	Six Months Ended
	June 30,
	2014	2013

Balance at beginning of period	$340,145	$314,490
Provision for loan losses	10,000	9,500
Charge offs	-	-
Recoveries	-	1,155

Balance at end of period	$350,145	$325,145

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2014 and December 31, 2013. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and other	Total
	(In thousands)

Pass	$33,625	$3,891	$483	$1,535	$39,534
Special Mention	-	478	198	-	676
Substandard	498	-	-	-	498

Total	$34,123	$4,369	$681	$1,535	$40,708

4. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and other	Total
	(In thousands)

Pass	$34,109	$3,958	$690	$543	$39,300
Special Mention	138	501	-	-	639
Substandard	369	-	-	-	369

Total	$34,616	$4,459	$690	$543	$40,308

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2014
							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Current	Total	Past Due
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	and Accruing
	(In Thousands)			(In Thousands)

Residential 1-4 family	$-	$10	$425	$435	$33,688	$34,123	$-
Commercial and multi- family	-	-	-	-	4,369	4,369	-
Home equity lines of credit	-	-	-	-	681	681	-
Other loans	-	-	-	-	1,535	1,535	-

	$-	$10	$425	$435	$40,273	$40,708	$-

	December 31, 2013
							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Current	Total	Past Due
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	and Accruing
	(In thousands)

Residential 1-4 family	$138	$-	$369	$507	$34,109	$34,616	$-
Commercial and multi- family	-	-	-	-	4,459	4,459
Home equity lines of credit	-	198	-	198	492	690	-
Other loans	-	-	-	-	543	543	-

	$138	$198	$369	$705	$39,603	$40,308	$-

There were no troubled debt restructured loans at June 30, 2014 or December 31, 2013.

4.   LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30,	December 31,
	2014	2013
	(In thousands)

Residential 1-4 family	$498	$369
Commercial and multi-family	-	-
Home equity lines of credit	198	-
Other Loans	-	-

Total non-accrual loans	696	369

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$696	$369

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $9,000 and $8,000 for the three months ended June 30, 2014 and 2013, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $5,000 and $0 during the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, such interest income that would have been recognized on non-accrual loans totaled approximately $19,000 and $8,000, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $14,000 and $0 during the six months ended June 30, 2014 and 2013, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$35	$7	$4	$9	$350
Provision for loan losses	(15)	9	-	8	(2)	-
Recoveries	-	-	-	-	-	-

Ending Balance	$280	$44	$7	$12	$7	$350

4.   LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	June 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$301	$8	$5	$2	$-	$316
Provision for loan losses	(10)	16	1	2	-	9
Recoveries	-	-	-	-	-	-

Ending Balance	$291	$24	$6	$4	$-	$325

	Six Months Ended
	June 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	(15)	10	1	7	7	10
Recoveries	-	-	-	-	-	-

Ending Balance	$280	$44	$7	$12	$7	$350

	Six Months Ended
	June 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	163	(35)	1	(2)	(118)	9
Recoveries	-	-	-	2	-	2

Ending Balance	$291	$24	$6	$4	$-	$325

5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30,	December 31,
	2014	2013

Unrealized net loss on pension plan	$(1,204,899)	$(1,204,899)
Unrealized loss on securities available for sale	(113,101)	(896,035)

Accumulated other comprehensive loss before taxes	(1,318,000)	(2,100,934)

Tax effect	526,019	833,982

Accumulated other comprehensive loss	$(791,981)	$(1,266,952)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2014 and December 31, 2013. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

6.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A.   Fair Value Measurements (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

June 30, 2014:
Securities available for sale	$34,781,055	$-	$34,781,055	$-

December 31, 2013:
Securities available for sale	$38,240,458	$-	$38,240,458	$-

There were no assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

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

FHLB Stock

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock, and the Company is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans and outstanding indebtedness with the FHLB (Level 2).

Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories (Level 3).

6.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B.   Fair Value Disclosures (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30,		December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,932	$8,932	$2,637	$2,637
Securities held to maturity	6,159	6,338	4,667	4,809
Securities available for sale	34,781	34,781	38,240	38,240
Loans receivable	40,419	40,805	40,040	40,180
FHLB and other stock, at cost	276	276	222	222
Accrued interest receivable	264	264	268	268

Financial liabilities:
Deposits	81,497	81,858	78,025	78,533
Borrowings	1,000	1,000	-	-

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

6.    FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B.   Fair Value Disclosures (Cont’d)

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

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (Topic 606) (“ASU 2014-09”).  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (i.e. insurance contracts or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Adoption of ASU 2014-09 is not expected to have a material impact upon the Company's consolidated financial position or results of operations.

ASU 2013-11, Income Taxes (Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists,” requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. If a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the effect the adoption of ASU 2013-11 on January 1, 2015 may have on the operating results or financial position of the Company.

ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance on January 1, 2015 is not expected to have a material effect on the operating results or financial position of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $4.7 million, or 5.1%, to $95.9 million at June 30, 2014 from $91.3 million at December 31, 2013. The increase was primarily due to a $6.3 million increase in cash and cash equivalents and a $379,000 increase in total loans partly offset by a $2.0 million decrease in securities.

Cash and cash equivalents increased $6.3 million to $8.9 million at June 30, 2014 from $2.6 million at December 31, 2013 mainly due to an increase of $3.5 million in deposits and a $1 million increase in borrowings. Securities available for sale decreased $3.5 million, or 9%, to $34.8 million at June 30, 2014 from $38.2 million at December 31, 2013 reflecting maturities and repayments of $2.3 million and sales of $1.9 million partially offset by a decrease in the unrealized loss of $783,000. Securities held to maturity increased $1.5 million, or 32%, to $6.2 million at June 30, 2014 from $4.7 million at December 31, 2013 reflecting additional purchases which were partly offset by principal repayments and the sale of mortgage backed securities classified as held to maturity after collection of a substantial portion (at least 85%) of principal outstanding at acquisition.

Net loans receivable increased $379,000, or 1%, to $40.4 million at June 30, 2014 from $40.0 million at December 31, 2013. The increase in loans receivable was due primarily to new loan originations exceeding loan repayments.

At June 30, 2014, our investment in bank-owned life insurance increased $33,000 to $2.04 million from $2.00 million at December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of accrued interest receivable, refundable income taxes, an annuity contract for a former director, and deferred income taxes decreased $148,000 or 8.1% to $1.7 million at June 30, 2014 primarily due lower deferred income taxes as a result of lower unrealized losses in the investment securities available for sale portfolio.

Total deposits increased $3.5 million or 4.5%, to $81.5 million at June 30, 2014 from $78.0 million at December 31, 2013. The increase resulted primarily from increases in certificates of deposit of $1.6 million, or 5.0%, an increase of $1.0 million or 28.0% in non-interest bearing checking and an increase in NOW accounts of $939,000 or 9.8%. As part of our efforts to reduce reliance on higher costing certificates of deposit as well as for funding needs, we accepted $4 million in brokered certificates for two years at a rate of 65 basis points and allowed higher rate certificates to run-off totaling $2.4 million.

At June 30, 2014 and December 31, 2013, outstanding borrowings totaled $1 million and $0, respectively and represented a 30 day advance with the FHLB which was paid off in the third quarter of 2014. At June 30, 2014, we also had the ability to borrow up to 30 percent of the Association’s assets in FHLB advances and $1.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $12.3 million at June 30, 2014 from $11.9 million at December 31, 2013 primarily resulting from a decrease in accumulated other comprehensive loss of $475,000 partly offset by a net loss for the six months ended June 30, 2014 of $111,000.

Comparison of Results of Operations for the Quarters Ended June 30, 2014 and June 30, 2013

General. We had a net loss of $75,000 for the quarter ended June 30, 2014 compared to net income of $50,000 for the quarter ended June 30, 2013. Our net loss resulted primarily from increases in non-interest expense and lower security gains partly offset by an increase in net interest income and lower income taxes.

Net Interest Income.   Net interest income increased $68,000 or 13.4%, to $571,000 for the quarter ended June 30, 2014 from $503,000 for the quarter ended June 30, 2013. Investment income increased $48,000 or 29.2% due to higher investment balances and portfolio yields partly offset by a decrease of $31,000 or 6.4% in interest income on loans due to lower market interest rates. Interest expense declined by $49,000 or 33.9% primarily due to lower balances on certificates of deposit. The average yield on our loans decreased 28 basis points, the average yield on our investment securities increased 132 basis points and the yield on average mortgage-backed securities increased 27 basis points during the quarter ended June 30, 2014 compared to the same quarter in 2013. Our net interest rate spread increased 32 basis points to 2.72% for the quarter ended June 30, 2014 from 2.40% for the quarter ended June 30, 2013 and our net interest margin increased 35 basis points to 2.78% for the 2014 quarter from 2.43% for the 2013 period. Average interest-earning assets decreased $924,000 or 1.1%, to $82.3 million for the quarter ended June 30, 2014 from $83.2 million for the second quarter of 2013.

Interest and Dividend Income.   Interest and dividend income increased $18,000 or 2.8% to $667,000 for the quarter ended June 30, 2014 from $649,000 for the quarter ended June 30, 2013. The increase resulted primarily from increases of $13,000 and $35,000 in interest income on investment securities and mortgage-backed securities, respectively, partially offset by decreases in interest income on loans of $31,000.

Interest income on loans decreased $31,000, or 6.4%, to $451,000 for the quarter ended June 30, 2014 from $482,000 for the quarter ended June 30, 2013. The decrease resulted primarily from a decrease of 28 basis points in the average yield on loans to 4.51% for the 2014 quarter from 4.79% for the 2013 quarter, reflecting lower market interest rates year to year. The average balance of loans outstanding decreased $255,000 or 0.6% to $40.1 million from $40.4 million for the quarter ended June 30, 2013.

Interest and dividend income on investment and mortgage-backed securities increased $48,000 to $214,000 for the quarter ended June 30, 2014 from $166,000 for the quarter ended June 30, 2013. Income on investment securities increased $13,000 or 39.7% compared to the quarter ended June 30, 2013 due to higher yields partly offset by lower average balances. The yield increased 132 basis points to 2.84% compared to 1.52% for the prior year’s quarter. This increase in yield was partly offset by lower average balances of $6.4 million compared to $8.5 million for the quarter ended June 30, 2013. Income on mortgage-backed securities increased $35,000 or 26.6% compared to the prior year’s quarter primarily due to higher balances and investment yields. The average balance in the mortgage-backed portfolio increased $2.9 million to $35.1 million from $32.2 million or 8.9% compared to the same period in 2013. The average yield increased 27 basis points to 1.93% for the quarter ended June 30, 2014 compared to 1.66% for the same period in 2013.

Interest Expense.   Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $49,000, or 33.9%, to $96,000 for the quarter ended June 30, 2014 from $145,000 for the quarter ended June 30, 2013.  The decrease in interest expense was due to a decrease of 20 basis points in the average cost of interest-bearing liabilities, primarily deposits, from 0.73% for the quarter ended June 30, 2013 to 0.53% for the quarter ended June 30, 2014.. The decrease in interest expense for deposits was mainly due to a 39 basis point reduction of interest cost on the certificate of deposit portfolio to 1.11% for the quarter ended June 30, 2014 from 1.50% for the 2013 period along with a reduction in the average balance of certificates of deposit. The average balance of the higher cost interest-bearing certificates of deposits decreased $4.9 million and the average balance of lower-cost NOW, money market and savings accounts decreased $2.7 million or 6.3% from the quarter ended June 30, 2013 compared to the quarter ended June 30, 2014.

Provision for Loan Losses.   We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. A provision for loan losses of $0 and $9,500 was recorded for the quarter ended June 30, 2014 and June 30, 2013, respectively. Management of the Company determined that the allowance for loan losses was sufficient at June 30, 2014 and that a provision for loan losses was not necessary due to the low levels of non-performing loans and delinquencies for the quarter ended June 30, 2014. The allowance for loan losses was $350,000 at June 30, 2014 compared to $340,000 at December 31, 2013. There were no charge offs or recoveries during the quarters ended June 30, 2014 and June 30, 2013.

Noninterest Income.   Noninterest income decreased $94,000 to $40,000 for the quarter ended June 30, 2014 from $134,000 for the quarter ended June 30, 2013. The decrease was primarily due to a decrease in gain on the sale of securities to $0 for the 2014 quarter from $88,000 recognized for the 2013 period.

Noninterest Expense.   Noninterest expense increased $193,000 or 33.5%, to $768,000 for the quarter ended June 30, 2014 from $575,000 for the quarter ended June 30, 2013. The increase was primarily due to increases in professional fees, salaries and benefits and advertising expense. Professional fees increased $125,000 due to higher consulting fees, legal fees and accounting fees due to the costs of compliance and being a newly formed public company as well as professional fees incurred to fill the interim CFO position. Salaries and benefits increased $32,000 or 10.9% mainly due to two open positions in 2013 that were filled in 2014. Advertising and promotion expense increased $26,000 due to initiatives the Company is under taking to acquire customer relationships and improve its product set.

Income Tax Expense (Benefit).   We recorded an $82,000 income tax benefit for the quarter ended June 30, 2014 compared to a $3,000 income tax expense for the quarter ended June 30, 2013. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2014 and June 30, 2013

General.   We had a net loss of $111,000 for the six months ended June 30, 2014 compared to net income of $32,000 for the six months ended June 30, 2013. The decrease in net income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 resulted primarily from an increase in non-interest expense and a decrease in non-interest income, partly offset by an increase in net interest income and an increase in the tax benefit.

Net Interest Income.   Net interest income increased $116,000 or 11.2%, to $1.1 million for the six months ended June 30, 2014 from $1.0 million for the six months ended June 30, 2013. The increase resulted primarily from a $94,000 or 31.6% decrease in interest expense and a $22,000 or 1.6% increase in interest and dividend income. The increase in interest and dividend income was primarily driven by higher investment yields partly offset by lower average loan balances and yields. The average yield on our loans decreased 28 basis points, the average yield on our investment securities increased 122 basis points and the average yield on our mortgage-backed securities increased 29 basis points during the six months ended June 30, 2014 compared to the same period in 2013. Our net interest rate spread increased 30 basis points to 2.74% for the six months ended June 30, 2014 from 2.44% for the six months ended June 30, 2013 and our net interest margin increased 33 basis points to 2.80% for the 2014 period from 2.47% for the 2013 period. Average interest-earning assets decreased $1.6 million to $82.8 million for the six months ended June 30, 2014 from $84.4 million for the prior year period.

Interest and Dividend Income.   Interest and dividend income increased $22,000 to $1.4 million for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013. The increase was primarily due to higher returns on investments and mortgage backed securities partly offset by a decrease on loan yields.

Interest income on loans decreased $66,000 or 6.6%, to $922,000 for the six months ended June 30, 2014 from $987,000 for the six months ended June 30, 2013. The decrease resulted primarily from a decrease of 28 basis points in the average yield on loans to 4.61% for the 2014 period from 4.89% for the 2013 period, reflecting lower market interest rates year to year.

Interest and dividend income on investment and mortgage-backed securities increased $86,000 to $428,000 for the six months ended June 30, 2014 from $342,000 for the six months ended June 30, 2013. Income on investment securities increased $8,000 or 12.4% compared to the six months ended June 30, 2013 due to higher yields partly offset by lower average balances. The yield increased 122 basis points to 2.70% compared to 1.48% for the prior year’s period. This increase in yield was partly offset by lower average balances of $5.5 million compared to $9.0 million for the six months ended June 30, 2013. Income on mortgage-backed securities increased $78,000 or 28.3% compared to the prior year’s period primarily due to higher balances and investment yields. The average balance in the mortgage-backed securities portfolio increased $3.2 million to $36.4 million from $33.3 million or 9.5% compared to the same period in 2013. The average yield increased 29 basis points to 1.96% for the six months ended June 30, 2014 compared to 1.67% for the same period in 2013.

Interest Expense.   Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $94,000 or 31.6%, to $203,000 for the six months ended June 30, 2014 from $297,000 for the six months ended June 30, 2013.  The decrease in interest expense was due to a decrease of 18 basis points in the cost of interest-bearing liabilities, primarily deposits to 0.56% for the six months ended June 30, 2014 from 0.74% for the six months ended June 30, 2013. This decrease was primarily due to lower market interest rates paid on certificates of deposit which decreased to 1.17% for the six months ended June 30, 2014 from 1.52% for the six months ended June 30, 2013 coupled with $5.0 million in lower average balances.

Provision for Loan Losses.   We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $10,000 provision for loan losses recorded for the six month period ended June 30, 2014 and a $9,500 provision for loan losses recorded for the six month period ended June 30, 2013. During the six months ended June 30, 2014, there were no recoveries and during the same period in 2013 there was a recovery of $1,000.

Noninterest Income.   Noninterest income decreased $83,000 to $94,000 for the six months ended June 30, 2014 from $177,000 for the six months ended June 30, 2013. The decrease was primarily due to a reduction in security gains of $75,000 recognized for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Noninterest Expense.   Noninterest expense increased $288,000, or 24.5%, to $1.5 million for the six months ended June 30, 2014 from $1.2 million for the six months ended June 30, 2013. The increase was primarily due to increases in professional fees, salaries and benefits and advertising expense. Professional fees increased $176,000 due to higher consulting fees, legal fees and accounting fees incurred due to the higher costs of compliance and being a newly formed public company as well as professional fees incurred to fill the interim CFO position. Salaries and benefits increased $31,000, or 4.8%, mainly due to two open positions in 2013 that were filled in 2014. Advertising and promotion expense increased $31,000 due to initiatives the Company is under taking to acquire customer relationships and improve its product set.

Income Tax Expense (Benefit).   We recorded a $117,000 income tax benefit for the six months ended June 30, 2014 and a $5,000 income tax benefit for the six months ended June 30, 2013. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

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

SUNNYSIDE BANCORP, INC.

Date: August 12, 2014	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

