Form 10-Q
period 2014-09-30
Sunnyside Bancorp, Inc.
filed 2014-11-13
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

YES ☐     NO ☒

As of November 13, 2014, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$8,051,308	$2,636,523
Securities held to maturity, net	5,704,330	4,666,508
Securities available for sale	35,293,366	38,240,458
Loans receivable, net	39,767,522	40,040,109
Premises and equipment, net	1,614,155	1,602,451
Federal Home Loan Bank of New York and other stock, at cost	195,320	222,420
Accrued interest receivable	252,297	267,796
Cash surrender value of life insurance	2,058,146	2,008,494
Deferred income taxes	829,909	1,046,964
Other assets	738,245	519,277

Total Assets	$94,504,598	$91,251,000

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$81,391,273	$78,024,604
Advances from borrowers for taxes and insurance	372,761	693,183
Other liabilities	638,635	597,210

Total Liabilities	82,402,669	79,314,997

Commitments and contingencies	-	-

Stockholders' equity:
Serial prefered stock; par value $0.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $0.01, 30,000,000 shares authorized and 793,500 shares issued at September 30, 2014 and December 31, 2013, respectively	7,935	7,935
Additional paid-in capital	7,081,810	7,082,343
Unallocated common stock held by the Employee Stock Ownership Plan	(516,571)	(533,229)
Retained earnings, substantially restricted	6,477,744	6,645,906
Accumulated other comprehensive (loss)	(948,989)	(1,266,952)

Total Stockholders' Equity	12,101,929	11,936,003

Total Liabilities and Stockholders' Equity	$94,504,598	$91,251,000

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	September 30,
	2014	2013
	(Unaudited)

Interest and dividend income:
Loans	$447,471	$474,371
Investment securities	44,259	30,001
Mortgage-backed securities	160,262	171,395
Federal funds sold and other earning assets	5,039	1,992

Total interest and dividend income	657,031	677,759

Interest expense:
Deposits	99,654	140,144
Borrowings	73	-

Total interest expense	99,727	140,144

Net interest income	557,304	537,615

Provision for loan losses	-	-

Net interest income after provision for loan losses	557,304	537,615

Non-interest income:
Fees and service charges	32,614	26,643
Net gain on sale of securities	-	28,638
Income on bank owned life insurance	16,657	15,333

Total non-interest income	49,271	70,614

Non-Interest Expense:
Compensation and benefits	336,070	341,112
Occupancy and equipment, net	103,406	87,404
Data processing service fees	46,513	39,133
Professional fees	82,315	104,600
Federal deposit insurance premiums	15,500	15,328
Advertising and promotion	40,986	24,293
Other	69,022	64,342

Total non-interest expense	693,812	676,212

(Loss) before income taxes	(87,237)	(67,983)

Income tax (benefit)	(30,558)	(37,218)

Net income (loss)	$(56,679)	$(30,765)

Basic income (loss) per share	$(0.08)	NM

Weighted average shares outstanding, basic and diluted	741,654	NM

(NM) Not meaningful or not applicable because the company went public on July 15, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)

Interest and dividend income:
Loans	$1,369,137	$1,461,672
Investment securities	118,538	96,075
Mortgage-backed securities	514,329	447,301
Federal funds sold and other earning assets	8,566	4,341

Total interest and dividend income	2,010,570	2,009,389

Interest expense:
Deposits	302,420	436,957
Borrowings	354	35

Total interest expense	302,774	436,992

Net interest income	1,707,796	1,572,397

Provision for loan losses	10,000	9,500

Net interest income after provision for loan losses	1,697,796	1,562,897

Non-interest income:
Fees and service charges	75,562	78,715
Net gain on sale of securities	18,078	121,283
Income on bank owned life insurance	49,652	47,399

Total non-interest income	143,292	247,397

Non-Interest Expense:
Compensation and benefits	1,006,640	980,745
Occupancy and equipment, net	316,055	287,458
Data processing service fees	149,774	118,762
Professional fees	360,268	206,666
Federal deposit insurance premiums	45,478	48,178
Advertising and promotion	104,978	57,582
Other	173,513	151,994

Total non-interest expense	2,156,706	1,851,385

(Loss) before income taxes	(315,618)	(41,091)

Income tax (benefit)	(147,456)	(42,118)

Net income (loss)	$(168,162)	$1,027

Basic income (loss) per share	$(0.23)	NM

Weighted average shares outstanding, basic and diluted	741,104	NM

(NM) Not meaningful or not applicable because the company went public on July 15, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
	2014	2013
	(Unaudited)

Net income (loss)	$(56,679)	$(30,765)

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	(22,869)

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(247,916)	(564,265)
Reclassification adjustment for (gains) losses included in operations	-	258

Other comprehensive income (loss), before tax	(247,916)	(586,876)

Income tax expense (benefit) related to items of other comprehensive income	(90,908)	(296,962)

Other comprehensive income (loss), net of tax	(157,008)	(289,914)

Comprehensive income (loss)	$(213,687)	$(320,679)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)

Net income (loss)	$(168,162)	$1,027

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	-

Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	548,671	(1,127,796)
Reclassification adjustment for (gains) losses included in operations	(13,653)	(4,796)

Other comprehensive income (loss), before tax	535,018	(1,132,592)

Income tax expense (benefit) related to items of other comprehensive income	217,055	(506,750)

Other comprehensive income (loss), net of tax	317,963	(625,842)

Comprehensive income (loss)	$149,801	$(624,815)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

			Unallocated		Accumulated
			Common Stock		Other
	Common	Additional	Held By	Retained	Comprehensive	Total
	Stock	Paid-in Capital	ESOP	Earnings	Income (Loss)	Equity
			(Unaudited)

Balance at December 31, 2013	$7,935	$7,082,343	$(533,229)	$6,645,906	$(1,266,952)	$11,936,003

Net loss for the nine months ended September 30, 2014	-	-	-	(168,162)	-	(168,162)

Amortization of ESOP shares	-	(533)	16,658	-	-	16,125

Other comprehensive income, net of tax	-	-	-	-	317,963	317,963

Balance at September 30, 2014	$7,935	$7,081,810	$(516,571)	$6,477,744	$(948,989)	$12,101,929

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(168,162)	$1,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	113,356	99,024
Amortization of premiums and accretion of discounts, net	153,311	252,660
Amortization of deferred loan fees and costs, net	19,447	11,247
Net gain on sales of securities	(18,078)	(121,283)
Provision for loan losses	10,000	9,500
Decrease in accrued interest receivable	15,499	14,334
Increase in cash surrender value of life insurance	(49,652)	(47,399)
Amortization of ESOP shares	16,125	3,703
Net (increase) decrease in other assets	(218,969)	330,591
Net increase (decrease) in other liabilities	41,425	(428,106)

Net cash (used in) provided by operating activities	(85,698)	125,298

Cash flows from investing activities:
Purchases of securities available for sale	(2,000,000)	(20,007,438)
Purchases of securities held to maturity	(2,000,000)	-
Repayments and maturities of securities held to maturity	510,459	2,384,163
Repayments and maturities of securities available for sale	3,465,098	7,906,362
Proceeds from sales/calls of securities held to maturity	455,771	1,987,721
Proceeds from sales of securities available for sale	1,877,729	7,381,400
Loans purchased	-	(2,235,964)
Loan originations, net of principal repayments	243,140	1,506,329
Purchases of bank premises and equiment	(125,060)	(43,410)
(Purchase) redemption of FHLB stock	27,100	(21,300)

Net cash provided by (used in) investing activities	2,454,237	(1,142,137)

Cash flows from financing activities:
Net inecrease (decrease ) in deposits	3,366,669	(8,009,644)
Net decrease in advances from borrowers
for taxes and insurance	(320,423)	(322,180)
Net proceeds from stock conversion	-	6,534,828

Net cash provided by (used in) financing activities	3,046,246	(1,796,996)

Net increase (decrease) in cash and cash equivalents	5,414,785	(2,813,835)

Cash and cash equivalents at beginning of year	2,636,523	5,434,472

Cash and cash equivalents at end of period	$8,051,308	$2,620,637

Supplemental Information:

Cash paid for:
Interest	$302,674	$436,994
Income taxes (refunds received), net	$15,000	$-

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

The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ended December 31, 2014, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of shareholders’ equity in accumulated other comprehensive income. As of September 30, 2014 and December 31, 2013, the Company had no securities classified as held for trading.

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

Equity Incentive Plan:

On July 17, 2014, the Board of Directors adopted the 2014 Employee Stock Ownership Plan (the “2014 Stock Incentive Plan”) which was ratified by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Stock Incentive Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the Stock Incentive Plan on or after the 10-year anniversary of the effective date of the Equity Incentive Plan or July 17, 2024.

Under FASB ASC Topic 718, the Company will recognize compensation expense on its income statement over the requisite service period or performance period based on the grant date fair value of stock options and other equity-based compensation (such as restricted stock). No awards have been granted under the 2014 Stock Incentive Plan and therefore, no compensation expense was recognized at September 30, 2014.

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

Earnings Per Share

Basic and diluted earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”).

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2014 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S.government and agency obligations	$2,000,000	$42,196	$-	$2,042,196
State, county, and municipal obligations	264,591	10,143	-	274,734
Mortgage-backed securities	3,439,739	124,213	-	3,563,952

	$5,704,330	$176,552	$-	$5,880,882

Securities available for sale:
U.S. government and agency obligations	$5,997,204	$-	$98,580	$5,898,624
Mortgage-backed securities	29,657,179	137,588	400,025	29,394,742

	$35,654,383	$137,588	$498,605	$35,293,366

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$489,566	$17,035	$-	$506,601
Mortgage-backed securities	4,176,942	125,291	-	4,302,233

	$4,666,508	$142,326	$-	$4,808,834

Securities available for sale:
U.S. government and agency obligations	$3,996,781	$-	$225,048	$3,771,733
Mortgage-backed securities	35,139,713	100,428	771,416	34,468,725

	$39,136,494	$100,428	$996,464	$38,240,458

At September 30, 2014 and December 31, 2013, securities with a carrying amount of $3.0 million and $0, respectively, were pledged as collateral to secure borrowings with the Federal Home Loan Bank of New York. (FHLBNY).

Mortgage-backed securities consist primarily of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $5.3 million, $14.5 million, $7.6 million, and $5.7 million, respectively, at September 30, 2014 ($6.3 million, $16.4 million, $9.1 million, and $7.5 million, respectively, at December 31, 2013).

Proceeds from the sale of securities held to maturity amounted to $0 and $566,129 for the three months ended September 30, 2014 and 2013, respectively. Net gains of $0 and $28,896 were recognized on those sales for the three months ended September 30, 2014 and 2013, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

3. SECURITIES (Cont’d)

Proceeds from the sale of securities available for sale amounted to $0 and $5,115,202 for the three months ended September 30, 2014 and 2013, respectively. Net losses of $0 and $258 were recognized on those sales for the three months ended September 30, 2014 and 2013, respectively.

Proceeds from the sale of securities held to maturity amounted to $230,771 and $1,987,721 for the nine months September 30, 2014 and 2013, respectively. Net gains of $4,425 and $116,487 were recognized on those sales during the nine months ended September 30, 2014 and 2013, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $1,877,729 and $7,381,400 for the nine months ended September 30, 2014 and 2013, respectively. Net gains of $13,653 and $4,796 were recognized on those sales for the nine months ended, September 30, 2014 and 2013, respectively.

The following is a summary of the amortized cost and fair value of securities at September 30, 2014 and December 31, 2013, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,056	114,088	2,998,286	2,979,497
After five to ten years	154,535	160,462	10,168,885	10,126,241
After ten years	5,439,739	5,606,332	22,487,212	22,187,628

	$5,704,330	$5,880,882	$35,654,383	$35,293,366

	December 31, 2013
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	110,095	116,846	574,576	577,199
After five to ten years	379,471	389,755	12,429,566	12,191,416
After ten years	4,176,942	4,302,233	26,132,352	25,471,843

	$4,666,508	$4,808,834	$39,136,494	$38,240,458

3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2014 and December 31, 2013, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$988,956	$11,044	$2,909,668	$87,536
Mortgage-backed securities	8,518,266	73,174	8,762,795	326,851

	$9,507,222	$84,218	$11,672,463	$414,387

	December 31, 2013
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,771,733	$225,048	$-	$-
Mortgage-backed securities	20,801,105	447,844	3,941,749	323,572

	$24,572,838	$672,892	$3,941,749	$323,572

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At September 30, 2014, a total of 27 securities were in an unrealized loss position (33 at December 31, 2013). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2014	2013
Mortgage loans:
Residential 1-4 family	31,251,193	$34,616,130
Commercial and multi-family	6,866,247	4,458,768
Home equity lines of credit	372,385	689,805

	38,489,825	39,764,703

Other loans:
Commercial	1,498,438	500,000
Secured by savings accounts	39,691	43,683
Student	37,292	-

	1,575,421	543,683

Total loans	40,065,246	40,308,386

Less:
Deferred loan fees (costs), net	(52,421)	(71,868)
Allowance for loan losses	350,145	340,145

	297,724	268,277

	$39,767,522	$40,040,109

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $236,000 and $260,000 at September 30, 2014 and December 31, 2013, respectively.

4. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2014	2013

Balance at beginning of period	$350,145	$325,145
Provision for loan losses	-	-
Charge offs	-	-
Recoveries	-	-

Balance at end of period	$350,145	$325,145

	Nine Months Ended
	September 30,
	2014	2013

Balance at beginning of period	$340,145	$314,490
Provision for loan losses	10,000	9,500
Charge offs	-	-
Recoveries	-	1,155

Balance at end of period	$350,145	$325,145

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2014 and December 31, 2013. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and other	Total
	(In thousands)

Pass	$30,829	$6,400	$373	$1,575	$39,177
Special Mention	-	466	-	-	466
Substandard	422	-	-	-	422

Total	$31,251	$6,866	$373	$1,575	$40,065

4. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and other	Total
	(In thousands)

Pass	$34,109	$3,958	$690	$543	$39,300
Special Mention	138	501	-	-	639
Substandard	369	-	-	-	369

Total	$34,616	$4,459	$690	$543	$40,308

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2014
							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Current	Total	Past Due
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	and Accruing
				(In thousands)

Residential 1-4 family	$-	$201	$422	$623	$30,628	$31,251	$-
Commercial and multi- family	-	-	-	-	6,866	6,866	-
Home equity lines of credit	-	-	-	-	372	372	-
Other loans	-	-	-	-	1,576	1,576	-

	$-	$201	$422	$623	$39,442	$40,065	$-

	December 31, 2013
							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Current	Total	Past Due
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	and Accruing
	(In thousands)

Residential 1-4 family	$138	$-	$369	$507	$34,109	$34,616	$-
Commercial and multi- family	-	-	-	-	4,459	4,459	-
Home equity lines of credit	-	198	-	198	492	690	-
Other loans	-	-	-	-	543	543	-

	$138	$198	$369	$705	$39,603	$40,308	$-

There were no troubled debt restructured loans at September 30, 2014 or December 31, 2013.

4. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2014	2013
	(In thousands)

Residential 1-4 family	$422	$369
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other Loans	-	-

Total non-accrual loans	422	369

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$422	$369

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $6,000 and $5,600 for the three months ended September 30, 2014 and 2013, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $4,300 and $0 during the three months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, such interest income that would have been recognized on non-accrual loans totaled approximately $20,300 and $13,600, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $7,100 and $0 during the nine months ended September 30, 2014 and 2013, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$280	$44	$7	$12	$7	$350
Provision for loan losses	(5)	5	(4)	1	3	-

Ending Balance	$275	$49	$3	$13	$10	$350

4. LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	September 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
			(In thousands)

Beginning balance	$291	$24	$6	$4	$-	$325
Provision for loan losses	(7)	7	-	-	-	-

Ending Balance	$284	$31	$6	$4	$-	$325

	Nine Months Ended
	September 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
			(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	(20)	15	(3)	8	10	10

Ending Balance	$275	$49	$3	$13	$10	$350

	Nine Months Ended
	September 30, 2013
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	156	(28)	1	(2)	(118)	9
Recoveries	-	-	-	2	-	2

Ending Balance	$284	$31	$6	$4	$-	$325

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2014	2013

Unrealized net loss on pension plan	$(1,204,899)	$(1,204,899)
Unrealized loss on securities available for sale	(361,017)	(896,035)

Accumulated other comprehensive loss before taxes	(1,565,916)	(2,100,934)

Tax effect	616,927	833,982

Accumulated other comprehensive loss	$(948,989)	$(1,266,952)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2014 and December 31, 2013. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	Assets (Level 1)	(Level 2)	(Level 3)

September 30, 2014:
Securities available for sale	$35,293,366	$-	$35,293,366	$-

December 31, 2013:
Securities available for sale	$38,240,458	$-	$38,240,458	$-

There were no assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30,		December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$8,051	$8,051	$2,637	$2,637
Securities held to maturity	5,704	5,881	4,667	4,809
Securities available for sale	35,293	35,293	38,240	38,240
Loans receivable	39,768	40,559	40,040	40,180
FHLB and other stock, at cost	195	195	222	222
Accrued interest receivable	252	252	268	268

Financial liabilities:
Deposits	81,391	81,760	78,025	78,533

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers," (Topic 606) ("ASU 2014-09").  ASU 2014-09 impacts any entity that either enters into contracts with customers to transfer goods or services, or that enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (i.e. insurance contracts or lease contracts).  Under ASU 2014-09, an entity is required to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, as well as qualitative and quantitative disclosure related to contracts with certain customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  ASU 2014-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Adoption of ASU 2014-09 is not expected to have a material impact upon the Company's consolidated financial position or results of operations.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $3.3 million, or 3.6%, to $94.5 million at September 30, 2014 from $91.3 million at December 31, 2013. The increase was primarily due to a $5.4 million increase in cash and cash equivalents partly offset by a $1.9 million decrease in securities.

Cash and cash equivalents increased $5.4 million to $8.1 million at September 30, 2014 from $2.6 million at December 31, 2013 mainly due to an increase of $3.4 million in deposits and a $1.9 million decrease in securities. Securities available for sale decreased $2.9 million, or 7.7%, to $35.3 million at September 30, 2014 from $38.2 million at December 31, 2013 reflecting maturities and repayments of $3.5 million and sales of $1.9 million partially offset by $2.0 million of securities purchased and a decrease in the unrealized loss of $535 thousand. Securities held to maturity increased $1.0 million, or 22.2%, to $5.7 million at September 30, 2014 from $4.7 million at December 31, 2013 reflecting additional purchases which were partly offset by principal repayments and the sale of mortgage backed securities classified as held to maturity after collection of a substantial portion (at least 85%) of principal outstanding at acquisition.

Net loans receivable decreased $273 thousand or 0.7%, to $39.8 million at September 30, 2014 from $40.0 million at December 31, 2013. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.

At September 30, 2014, our investment in bank-owned life insurance increased $50,000 to $2.1 million from $2.0 million at December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of accrued interest receivable, refundable income taxes, an annuity contract for a former director, and deferred income taxes were $1.6 million at September 30, 2014 relatively unchanged compared to December 31, 2013.

Total deposits increased $3.4 million or 4.3%, to $81.4 million at September 30, 2014 from $78.0 million at December 31, 2013. The increase resulted primarily from increases in non-interest bearing checking of $1.7 million, increases in NOW accounts of $1.2 million and increases in savings deposits of $889,000, partly offset by a $469,000 decrease in certificates of deposit. As part of our efforts to reduce reliance on higher costing certificates of deposit as well as for funding needs, we accepted $4 million in brokered certificates for two years at a rate of 65 basis points and allowed higher rate certificates to run-off totaling $4.5 million.

At September 30, 2014 and December 31, 2013, we had no outstanding borrowings. At September 30, 2014, we had the ability to borrow up to 30 percent of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $12.1 million at September 30, 2014 from $11.9 million at December 31, 2013 primarily resulting from a decrease in accumulated other comprehensive loss of $318,000 partly offset by a net loss for the nine months ended September 30, 2014 of $168,000.

Comparison of Results of Operations for the Quarters Ended September 30, 2014 and September 30, 2013

General. We had a net loss of $57,000 for the quarter ended September 30, 2014 compared to a net loss of $31,000 for the quarter ended September 30, 2013. The increase in our net loss resulted primarily from a decrease in non-interest income and an increase in non-interest expense, which was partially offset by an increase in net interest income, when comparing the 2014 quarter to the 2013 quarter.

Net Interest Income. Net interest income increased $20,000, or 3.7%, to $557,000 for the quarter ended September 30, 2014 from $538,000 for the quarter ended September 30, 2013. The increase resulted from a $40,000 or 28.9% decrease in interest expense on deposits partly offset by a $21,000 or 3.1% decrease in interest and dividend income quarter to quarter. The decrease in interest expense was primarily due to lower certificate of deposit rates, and the decrease in interest and dividend income was primarily driven by declining market interest rates during the quarter ended September 30, 2014. The average yield on our loans decreased 34 basis points while the average yield on our investment and mortgage-backed securities increased 22 basis points during the quarter ended September 30, 2014 compared to the 2013 quarter. Our net interest rate spread increased 8 basis points to 2.50% for the quarter ended September 30, 2014 from 2.42% for the quarter ended September 30, 2013 and our net interest margin increased 6 basis points to 2.56% for the 2014 quarter from 2.50% for the 2013 period. Average interest-earning assets increased to $86.4 million for the quarter ended September 30, 2014 from $86.1 million for the prior year quarter.

Interest and Dividend Income. Interest and dividend income decreased $21,000 to $657,000 for the quarter ended September 30, 2014 from $678,000 for the quarter ended September 30, 2013. The decrease resulted primarily from a $27,000 decrease in interest income on loans and an $11,000 decrease in interest income on mortgage-backed securities partly offset by an increase in investment securities interest income of $14,000 and federal funds sold interest income of $3,000.

Interest income on loans decreased $27,000 or 5.7%, to $447,000 for the quarter ended September 30, 2014 from $474,000 for the quarter ended September 30, 2013. The decrease resulted primarily from a decrease of 34 basis points in the average yield on loans to 4.45% for the 2014 quarter from 4.79% for the 2013 quarter, reflecting lower market interest rates, partially offset by an increase in the average balance of loans outstanding of $211,000, or 0.5%, to $39.9 million for the quarter ended September 30, 2014 from $39.7 million for the quarter ended September 30, 2013.

Interest and dividend income on investment and mortgage-backed securities increased $3,000 to $205,000 for the quarter ended September 30, 2014 from $201,000 for the quarter ended September 30, 2013 due to an increase in the average yield on securities to 2.02% during the 2014 quarter from 1.80% during the 2013 quarter, partly offset by a decrease in the average balance of securities to $40.2 million for the 2014 quarter from $44.9 million for the 2013 quarter.

Interest Expense. Interest expense, primarily the cost of interest-bearing deposits, decreased $40,000, or 28.8%, to $100,000 for the quarter ended September 30, 2014 from $140,000 for the quarter ended September 30, 2013.  The decrease in the cost of interest-bearing deposits was due to a decrease of 21 basis points in the average rate paid on interest-bearing deposits to 0.52% for the quarter ended September 30, 2014 from 0.73% for the quarter ended September 30, 2013, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities decreased to $77.2 million for the quarter ended September 30, 2014 from $77.4 million for the quarter ended September 30, 2013, as higher cost interest-bearing certificates of deposits decreased and lower-cost NOW and money market accounts increased.  Lower rates on certificates of deposit as well as the change in the composition of our interest-bearing deposits helped reduce the cost of funds from 0.68% for the quarter ended September 30, 2013 to 0.48% for the quarter ended September 30, 2014.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was no provision for loan losses recorded for the quarter ended September 30, 2014 or for the quarter ended September 30, 2013. The allowance for loan losses was $350,000 at September 30, 2014 compared to $325,000 at September 30, 2013. Non-performing loans at September 30, 2014 totaled $422,000 and $369,000 at September 30, 2013. During the quarters ended September 30, 2014 and September 30, 2013 there were no loan charge-offs or recoveries.

Noninterest Income. Noninterest income decreased $21,000 to $49,000 for the quarter ended September 30, 2014 from $71,000 for the quarter ended September 30, 2013. The decrease was primarily due to a decline in security gains of $29,000 partly offset by increases in fees and services charges of $6,000 and an increase in bank owned life insurance income of $1,000.

Noninterest Expense. Noninterest expense increased $18,000 or 2.6% to $694,000 for the quarter ended September 30, 2014 from $676,000 for the quarter ended September 30, 2013. The increase was primarily due to higher advertising and promotion, occupancy and equipment expense and data processing expense partly offset by lower professional fees. Advertising and promotion expense increased $17,000 due to initiatives the Company is undertaking to acquire customer relationships and to improve its product set. Occupancy and equipment expense increased $16,000 to $103,000 for the quarter ended September 30, 2014 from $87,000 for the quarter ended September 30, 2013, as a result of higher office building maintenance and related expenses. Data processing expenses increased $7,000 as a result of higher costs related to its core processing and additional costs to support new products and initiatives.

Income Tax Expense (Benefit). We recorded a $31,000 income tax benefit for the quarter ended September 30, 2014 and a $37,000 income tax benefit for the quarter ended September 30, 2013. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2014 and September 30, 2013

General. We had a net loss of $168,000 for the nine months ended September 30, 2014 compared to net income of $1,000 for the nine months ended September 30, 2013. The decrease in net income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted primarily from a decrease in non-interest income and an increase in non-interest expense partly offset by a decrease in interest expense and a higher tax benefit.

Net Interest Income. Net interest income increased $135,000, or 8.6%, to $1.7 million for the nine months ended September 30, 2014 from $1.6 million for the nine months ended September 30, 2013. The increase was primarily due to a $134,000 decrease in interest expense on deposits. Loan interest income was $93,000 lower for the nine months ended September 30, 2014 compared to the same period in 2013 but was offset by an $89,000 increase in interest income on investment and mortgage-backed securities. The decrease in loan interest was primarily driven by declining market interest rates during the nine months ended September 30, 2014. The increase in investment income was mainly due to higher portfolio returns. The average yield on our loans decreased 28 basis points and the average yield on our investment and mortgage-backed securities increased 36 basis points during the nine months ended September 30, 2014. Our net interest rate spread increased 24 basis points to 2.66% for the nine months ended September 30, 2014 from 2.42% for the nine months ended September 30, 2013 and our net interest margin increased 25 basis points to 2.72% for the 2014 period from 2.47% for the 2013 period. Average interest-earning assets decreased $500,000 to $84.0 million for the nine months ended September 30, 2014 from $84.5 million for the prior year period.

Interest and Dividend Income. Interest and dividend income increased slightly by $1,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Interest income on loans decreased $93,000 or 6.3%, to $1.4 million for the nine months ended September 30, 2014 from $1.5 million for the nine months ended September 30, 2013. The decrease resulted primarily from a decrease of 28 basis points in the average yield on loans to 4.55% for the 2014 period from 4.83% for the 2013 period, reflecting lower market interest rates.

Interest and dividend income on investment and mortgage-backed securities increased $89,000 to $633,000 for the nine months ended September 30, 2014 from $543,000 for the nine months ended September 30, 2013 primarily due to an increase in the average yield on securities to 2.04% during the 2014 period from 1.68% during the 2013 period.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $134,000 or 30.7%, to $303,000 for the nine months ended September 30, 2014 from $437,000 for the nine months ended September 30, 2013.  The decrease in the cost of interest-bearing deposits was due to a decrease of 19 basis points in the average rate paid on interest-bearing deposits to 0.54% for the nine months ended September 30, 2014 from 0.73% for the nine months ended September 30, 2013, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities decreased $5.1 million or 6.4% to $74.6 million for the nine months ended September 30, 2014 from $79.7 million for the nine months ended September 30, 2013. Higher cost interest-bearing certificates of deposits decreased $3.6 million while savings deposits decreased $1.6 million. The decrease in rates on certificates of deposit helped reduce the cost of funds from 0.70% for the nine months ended September 30, 2013 to 0.51% for the nine months ended September 30, 2014.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $10,000 provision for loan losses recorded for the nine month period ended September 30, 2014 and a $9,500 provision for loan losses recorded for the nine month period ended September 30, 2013. Recoveries of previously charged-off loans amounted to $0 and $2,000 during the nine months ended September 30, 2014 and 2013, respectively.

Noninterest Income. Noninterest income decreased $104,000 or 42.1% to $143,000 for the nine months ended September 30, 2014 from $247,000 for the nine months ended September 30, 2013. The decrease was primarily due to higher security gains recognized during the 2013 period.

Noninterest Expense. Noninterest expense increased $305,000, or 16.5%, to $2.2 million for the nine months ended September 30, 2014 from $1.9 million for the nine months ended September 30, 2013. The increase was primarily due to increases in professional fees, data processing, occupancy and equipment and advertising and promotion expenses. Professional fees increased $154,000 or 74.3% due to higher consulting fees, legal fees and accounting fees due to the costs of compliance and being a newly formed public company as well as professional fees incurred to fill the interim CFO position. Advertising and promotion expense increased $47,000 or 82.3% due to initiatives the Company is undertaking to acquire customer relationships and to improve its product set. Data processing expenses increased $31,000 or 26.1% as a result of higher costs related to its core processing and additional costs to support new products and initiatives. Occupancy and equipment expense increased $29,000 or 9.9%, to $316,000 for the nine months ended September 30, 2014 from $287,000 for the nine months ended September 30, 2013, as a result of an increase in office building maintenance and related expenses. Other non-interest expenses increased $22,000 or14.2% to $174,000 for the nine months ended September 30, 2014 from $152,000 for the nine months ended September 30, 2013. The increase was mainly due to proxy/annual meeting costs as well as higher check fraud charge-offs, staff development and training.

Income Tax Expense (Benefit). We recorded a $147,000 income tax benefit for the nine months ended September 30, 2014 and a $42,000 income tax benefit for the nine months ended September 30, 2013. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SUNNYSIDE BANCORP, INC.

Date: November 13, 2014	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

