Form 10-K
period 2014-12-31
Sunnyside Bancorp, Inc.
filed 2015-03-25
CIK 1571398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.
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
Registrant’s telephone number, including area code: (914) 591-8000
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $6,674,103 at June 30, 2014.
As of March 25, 2015, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders.

i

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

•
our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing a Small Business Administration (“SBA”) lending program;

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
At December 31, 2014, Sunnyside Bancorp had consolidated assets of  $93.2 million, liabilities of  $81.0 million and equity of  $12.2 million.
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
Sunnyside Federal Savings and Loan Association of Irvington
Sunnyside Federal is a federal savings association that was founded in 1930. In July 2013, we completed our mutual to stock conversion thereby becoming a stock savings bank and becoming the wholly owned subsidiary of Sunnyside Bancorp. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardley-on-Hudson, and consider our lending area to be primarily Westchester, Putnam and Rockland Counties, New York.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, commercial loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2014, $31.5 million, or 72.3%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans and 21.6% of our total loan portfolio was comprised of commercial real estate and multi-family mortgage loans.
We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.
We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations and had no borrowings at December 31, 2014.
For the year ended December 31, 2014, we had a net loss of  $210,000, compared to a net loss of $60,000 for the year ended December 31, 2013. Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.
The majority of our current executive management team has been with Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, the most important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending and commercial lending, including SBA lending.
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
At December 31, 2014, $31.5 million, or 72.3%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect Sunnyside Federal’s net income.
Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2009 through 2013 are provided below:
•
The homeownership rate in Westchester County was 61.9%, compared to 54.2% in the State of New York;

•
The median home value was $518,400, compared to $288,200 in the State of New York;

•
The median household income in Westchester County was $81,946, compared to $58,003 in the State of New York;

•
Approximately 45.4% of the population of Westchester County held a bachelor’s degree or higher, compared to 33.2% in the State of New York; and

•
Approximately 9.5% of the population of Westchester County had incomes below poverty level, compared to 15.3% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2009 through 2013:
•
The homeownership rate in Putnam County and Rockland County was 83.1% and 69.9%, respectively, compared to 54.2% in the State of New York;

•
The median home value in Putnam County and Rockland County was $372,200 and $435,300, respectively, compared to $288,200 in the State of New York;

•
The median household income in Putnam County and Rockland County was $95,117 and $84,951, respectively, compared to $58,003 in the State of New York;

•
Approximately 38.4% and 40.4% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 33.2% in the State of New York; and

•
Approximately 5.8% and 13.6% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 15.3% in the State of New York.

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

We are a small community savings institution and as of June 30, 2014 (the latest date for which information is available), our market share was 0.13% of total FDIC-insured deposits in Westchester, making us the 31th largest out of 38 financial institutions in Westchester County based upon deposit share as of that date.
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

•
utilizing our management’s commercial banking experience by diversifying our lending operations to increase our emphasis on commercial and multi-family real estate lending and commercial lending, and implementing an SBA lending program;

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

Lending Activities
General.   Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2014, $31.5 million, or 72.3%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. To a lesser extent, we also offer commercial and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one- to four-family residential real estate loans. At December 31, 2014, $9.4 million, or 21.6% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions, including the origination of SBA loans. We have, on occasion, purchased loans, including commercial real estate and one- to four-family residential real estate loans, and at December 31, 2014, purchased loans accounted for $3.8 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$31,457	72.3%	$33,526	83.2%
Commercial and multi-family residential	9,428	21.6	5,548	13.8
Home equity lines of credit	370	.8	690	1.7
Other loans	2,315	5.3	544	1.3
Total loans receivable	43,570	100.0%	40,308	100.0%
Less:
Deferred loan (costs) fees	(46)		(72)
Allowance for loan losses	396		340
Total loans receivable, net	$43,220		$40,040

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2015. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.
	One- to four- family residential real estate loans	Commercial and multi- family residential real estate loans	Home equity lines of credit	Other loans	Total
	(In thousands)
Due During the Years Ending December 31,
2015	$—	$782	$—	$1	$783
2016	10	1,700	—	1,505	3,215
2017	51	—	—	4	55
2018 to 2019	160	211	—	678	1,049
2020 to 2024	1,299	4,803	253	—	6,355
2025 to 2029	7,250	1,932	117	—	9,299
2030 and beyond	22,687	—	—	127	22,814
Total	$31,457	$9,428	$370	$2,315	$43,570

Fixed and Adjustable-Rate Loan Schedule.   The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2015.
	Due after December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$23,409	$8,048	$31,457
Commercial and multi-family residential	6,177	2,469	8,646
Home equity lines of credit	—	370	370
Other loans	655	1,659	2,314
Total loans	$30,241	$12,546	$42,787

One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2014, $31.5 million, or 72.3% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans. We do not currently sell any of these loans but, consistent with our business strategy to increase non-interest income and manage interest rate risk, we will consider selling certain newly originated, longer-term (15 years or greater) fixed-rate loans.
We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2014, 74.4% of our one- to four-family residential real estate loans were fixed-rate loans, and 25.6% were adjustable-rate loans.
Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We intend to consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We expect to originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2014 was generally $417,000 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”
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
Commercial and Multi-Family Real Estate Lending.   Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2014, we had $9.4 million in commercial and multi-family real estate loans, representing 21.6% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our originations and purchases of commercial and multi-family real estate loans.
Generally, our commercial real estate and multi-family loans have terms of up to 10 years and amortize for a period of up to 25 years. Interest rates may be fixed or adjustable, and if adjustable then they are generally based on the Prime rate of interest.
Almost all of our commercial and multi-family real estate loans are collateralized by office buildings, mixed-use properties and multi-family real estate located in our market area.
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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.9 million at December 31, 2014. We generally target commercial and multi-family real estate loans with balances of up to the lesser of  $1.5 million or our legal lending limit. At December 31, 2014, our average commercial real estate loan had a balance of  $545,000. At that same date, our largest commercial real estate relationship totaled $1.7 million and was performing in accordance with its repayment terms.
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
At December 31, 2014, the average loan balance of our outstanding home equity lines of credit was $123,000, and the largest outstanding balance of any such loan was $225,000. This loan was performing in accordance with its repayment terms at December 31, 2014.
Other Loans.   To a much lesser extent, we offer a variety of other loans to individuals who reside or work in our market area, the majority of which are secured by passbook savings accounts and other collateral, including marketable securities. At December 31, 2014, other loans totaled $2.3 million, or 5.3% of our loan portfolio.
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
We have historically retained all of our loans in portfolio, but it is our intention, subject to favorable market conditions, to consider selling certain newly originated, longer-term (15 years or greater), fixed-rate one-to-four family residential real estate loans.
We have, on occasion, purchased loans, including commercial real estate and one- to four-family residential real estate loans, and at December 31, 2014, purchased loans accounted for $3.8 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

The following table shows our loan origination, purchases and repayment activities for the years indicated.
	Year Ended December 31,
	2014	2013
	(In thousands)
Total loans at beginning of year	$40,308	$40,150
Loans originated:
Real estate loans:
One- to four-family residential	3,533	5,634
Commercial and multi-family	5,680	720
Home equity lines of credit	—	9
Total real estate loans	9,213	6,363
Other	1,688	8
Total loans originated	$10,901	$6,371
Loans Purchased:
One- to four-family residential	—	2,214
Deduct:
Principal repayments	7,639	8,427
Net loan activity	3,262	158
Total loans at end of year	$43,570	$40,308

Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2014, our largest credit relationship totaled $3.2 million of which $1.5 million was cash secured and $1.7 million was secured by commercial real estate. At December 31, 2014, this relationship was performing in accordance with its terms. Our second largest relationship at this date was a $993,000 loan secured by commercial real estate that was performing in accordance with its terms.
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
All commercial and multi-family real estate loans require approval from our board of directors. Our credit committee which is comprised of our President and Chief Executive Officer, our Chief Financial Officer and one outside director, has approval authority of up to $500,000 for one- to four-family residential real estate loans and up to $250,000 for home equity lines of credit.
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
Delinquent Loans.   The following table sets forth certain information regarding delinquencies in our loan portfolio.
	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
One- to four-family residential	—	$—	2	$297	2	$297
Commercial and multi-family residential	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	$—	2	$297	2	$297
At December 31, 2013
Real estate loans:
One- to four-family residential	1	$138	2	$369	3	$507
Commercial and multi-family residential	—	—	—	—	—	—
Home equity lines of credit	1	198	—	—	1	198
Commercial	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	2	$336	2	$369	4	$705

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2014		2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential		$432		$369
Commercial and multi-family		—		—
Home equity lines of credit		—		—
Other		—		—
Total		432		369
Accruing loans 90 days or more past due:	$		$
Real estate loans:
One- to four-family residential		—		—
Commercial and multi-family		—		—
Home equity lines of credit		—		—
Other		—		—
Total loans 90 days or more past due		—		—
Total non-performing loans		$432		$369
Real estate owned		—		—
Other non-performing assets		—		—
Total non-performing assets		$432		$369
Troubled debt restructurings:
Real estate loans:
One- to four-family residential		$—		$—
Commercial and multi-family		—		—
Home equity lines of credit		—		—
Other		—		—
Total		$—		$—
Ratios:
Total non-performing loans to total loans		0.99%		0.92%
Total non-performing loans to total assets		0.46%		0.40%
Total non-performing assets to total assets		0.46%		0.40%
For the year ended December 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $29,600. Interest income recognized on such loans for the year ended December 31, 2014 was $15,700.
Non-performing loans totaled $432,000 and $369,000 at December 31, 2014 and December 31, 2013, respectively.
At December 31, 2014, we had one real estate loan totaling $454,000 that was categorized as special mention. This loan is seasoned, and at December 31, 2014 was adequately collateralized and current, but management deems the loan special mention due to the lack of current financial information.

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
The following table sets forth information regarding classified assets and special mention assets at December 31, 2014 and 2013.
	At December 31,
	2014	2013
	(In thousands)
Classification of Assets:
Substandard	$432	$369
Doubtful	—	—
Loss	—	—
Total Classified Assets	$432	$369
Special Mention	$454	$639

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2014, we had no potential problem loans that are not accounted for above under “— Classified Assets.” Please see “— Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2014.
Allowance for Loan Losses.   We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We have not made any changes to the external factors in the calculation during the year as we believe the local economy is stabilized. We will continue to monitor all items involved in the allowance calculation closely.
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
For 2014 and 2013, we recorded a provision of  $56,000 and $25,000, respectively. The allowance for loan losses was $396,000, or 0.9% of total loans, at December 31, 2014, compared to $340,000, or 0.8% of total loans, at December 31, 2013. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.
The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:
	At or For the Years Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$340	$314
Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Home equity lines of credit	—	—
Other loans	—	—
Total charge-offs	—	—
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Home equity lines of credit	—	—
Other loans	—	1
Total recoveries	—	1
Net charge-offs	—	(1)
Provision for loan losses	56	25
Balance at end of year	$396	$340
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for loan losses to non-performing loans at end of year	91.7%	92.1%
Allowance for loan losses to total loans at end of year	0.9%	0.8%

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
	At December 31,
	2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$258	65.1%	72.3%	$295	86.8%	83.2%
Commercial and multi-family residential	91	23.0	21.6	34	10.0	13.8
Home equity lines of credit	3	.8	.8	6	1.8	1.7
Other loans	32	8.1	5.3	5	1.4	1.3
Total allocated allowance	384	97.0	100.0	340	—	100.0
Unallocated allowance	12	3.0	—	—	—	—
Total allowance for loan losses	$396	100.0%	100.0%	$340	100.0%	100.0%

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
Our investment committee, consisting of our President and Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and one outside director is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Our President and Chief Executive Officer and our Chief Financial Officer are each authorized to execute purchases or sales of securities of up to $2.0 million. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.
We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.
Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2014, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions. At December 31, 2014, we owned $107,500 in Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York. At December 31, 2014, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Central Bankers Bank) at the dates indicated.
	At December 31,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held to maturity:
United States government and agency securities	$2,000	$2,077	$—	$—
Mortgage-backed securities	3,337	3,476	4,177	4,302
State, county and municipal securities	817	825	490	507
Total securities held to maturity	$6,154	$6,378	$4,667	$4,809
Securities available for sale:
Unites States government and agency securities	$5,997	$5,941	$3,997	$3,772
Mortgage-backed securities	28,527	28,571	35,139	34,468
Total securities available for sale	$34,524	$34,512	$39,136	$38,240

Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
US government and agency securities	$—	—%	$—	—%	$—	—%	$2,000	4.00%	$2,000	$2,077	4.00%
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$3,337	1.63%	$3,337	$3,476	1.63%
State, county and municipal securities	—	—%	392	2.55%	79	4.14%	$346	3.27%	$817	$825	3.01%
Total securities held to maturity	$—	—%	$392	2.55%	$79	4.14%	$5,683	2.56%	$6,154	$6,378	2.58%
Securities available for sale
US government and agency securities	$—	—%	$3,997	1.48%	$2,000	2.59%	$—	—%	$5,997	$5,941	1.85%
Mortgage-backed	—	—%	—	—%	6,770	1.66%	21,757	2.10%	28,527	28,571	2.00%
Total securities available for sale	$—	—%	$3,997	1.48%	$8,770	1.87%	$21,757	2.10%	$34,524	$34,512	1.97%

Sources of Funds
General.   Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We historically have not used Federal Home Loan Bank advances to fund our operations, and we had no such advances as of December 31, 2014 or 2013.

Deposits.   We offer deposit products having a range of interest rates and terms. We currently offer statement savings accounts, NOW accounts, noninterest-bearing demand accounts, money market accounts and certificates of deposit. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships.
Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch office. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.
Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2014, $31.7 million, or 39.8% of our total deposit accounts were certificates of deposit, of which $14.0 million had maturities of one year or less.
The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(In thousands)
Deposit Type
Non interest-bearing checking	$4,729	6.0%	—%	$4,430	5.4%	—%
NOW	10,345	13.1	0.05	10,083	12.3	0.05
Passbook	28,192	35.8	0.11	29,303	35.6	0.11
Money Market	3,471	4.4	0.10	3,415	4.1	0.15
Certificates of Deposit	32,036	40.7	1.04	35,066	42.6	1.47
Total Deposits	$78,773	100.00%	0.46%	$82,297	100.00%	0.72%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.
	At December 31,
	2014	2013
	(In thousands)
Interest Rate:
Less than 2.00%	$22,681	$19,853
2.00% to 2.99%	9,020	8,900
3.00% to 3.99%	—	351
4.00% to 4.99%	—	3,490
5.00% and above	—	—
Total	$31,701	$32,594

Maturities of Certificates of Deposit Accounts.   The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.
	At December 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$13,813	$6,053	$699	$2,116	$22,681	72%
2.00% to 2.99%	140	5,713	3,067	100	9,020	28
3.00% to 3.99%	—	—	—	—	—	—
4.00% to 4.99%	—	—	—	—	—	—
Total	$13,953	$11,766	$3,766	$2,216	$31,701	100.0%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $11.6 million. The following table presents the maturity of these certificates of deposit at such date.
Period to Maturity	At December 31, 2014
(In thousands)
Three months or less	$2,702
Over three through six months	800
Over six months through one year	1,208
Over one year to three years	5,929
Over three years	946
Total	$11,585

Borrowing Capacity.   As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is eligible to obtain advances from the Federal Home Loan Bank by pledging investment securities as collateral or mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Additionally, at December 31, 2014, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. We have historically not relied on Federal Home Loan Bank advances or other borrowings as a funding source, and we had no such borrowings at December 31, 2014 or 2013.
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
Employees
As of December 31, 2014, we had 14 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION
General
As a federal savings association, Sunnyside Federal is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”), and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sunnyside Federal may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.
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
Dodd-Frank Act
The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies, as well as changes that affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Sunnyside Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.
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
At December 31, 2014, Sunnyside Federal’s capital exceeded all applicable requirements.
In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of  $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. These changes are not expected to have a material impact on Sunnyside Federal’s capital levels.
Loans-to-One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.
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
A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2014, Sunnyside Federal satisfied the QTL test.
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
Transactions with Related Parties.   A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Sunnyside Federal. Sunnyside Bancorp is an affiliate of Sunnyside Federal because of its control of Sunnyside Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.
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
At December 31, 2014, Sunnyside Federal met the criteria for being considered “well capitalized.”
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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 60 basis points of an institution’s total assets less tangible capital.
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
Federal Home Loan Bank System.   Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Sunnyside Federal was in compliance with this requirement. While Sunnyside Federal’s ability to borrow from the Federal Home Loan Bank of New York provides an additional source of liquidity, Sunnyside Federal has historically limited its use of advances from the Federal Home Loan Bank to fund its operations.
Qualified Mortgages and Retention of Credit Risk.   The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:
•
excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•
interest-only payments;

•
negative-amortization; and

•
terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.
In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a proposed rule to implement this requirement. The Dodd-Frank Act provides that the definition of  “qualified residential mortgage” can be no broader than the definition of  “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above). Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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
Capital.   Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
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
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, we had no minimum tax credit carryforward.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2014, Sunnyside Federal had $1,252,000 of federal net operating loss carry-forwards and $1,224,000 of New York State net operating loss carry-forwards available for future use.
Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2014, Sunnyside Federal had a capital loss carryover of  $719,639, which will expire during the year ending December 31, 2015. This capital loss carryover was fully reserved for as of December 31, 2014.
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
New York State Taxation
Sunnyside Bancorp and Sunnyside Federal report their combined income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of: (i) 7.1% of  “entire net income” allocable to New York State; (ii) 3% of  “alternative entire net income” allocable to New York State; (iii) 0.01% of the average value of assets allocable to New York State; or (iv) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.
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
ITEM 1B.
Unresolved Staff Comments

None.
ITEM 2.
Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.4 million at December 31, 2014.
ITEM 3.
Legal Proceedings

At December 31, 2014, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.
ITEM 4.
Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information.    Our common stock is quoted on the OTC Bulletin Board under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of December 31, 2014 was 100. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2014 and 2013.
	High Sale	Low Sale
2014
Quarter ended December 31	$10.00	$9.80
Quarter ended September 30	$10.06	$9.30
Quarter ended June 30	$9.75	$9.35
Quarter ended March 31	$9.75	$9.18
2013
Quarter ended December 31	$10.14	$9.41
Quarter ended September 30(1)	$10.74	$9.75

(1)
Sunnyside Bancorp’s stock began trading on July 16, 2013.

Sunnyside Bancorp does not currently pay cash dividends on its common stock. Dividend payments by Sunnyside Bancorp are dependent on dividends it receives from Sunnyside Federal, because Sunnyside Bancorp has no source of income other than dividends from Sunnyside Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Sunnyside Bancorp and interest payments with respect to Sunnyside Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business — Supervision and Regulation — Federal Banking Regulation — Capital Distributions.”
(b) Sales of Unregistered Securities.   Not applicable.
(c) Use of Proceeds.   Not applicable.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth the information as of December 31, 2014 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights(1)	Number of common stock remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	103,155	N/A	103,155
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	103,155	N/A	103,155

(1)
Reflects exercise price of options only.

(e) Stock Repurchases.   Not applicable.
(f) Stock Performance Graph.   Not required for smaller reporting companies.
ITEM 6.
Selected Financial Data

Not required for smaller reporting companies.
ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2014 and December 31, 2013 and our results of operations for the years ended December 31, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.
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
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2014, $31.5 million or 72.3% of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans and $9.4 million or 21.6% was comprised of commercial and multi-family real estate loans.
As a result of our strict, quality-oriented underwriting and credit monitoring processes, we had $432,000 in non-performing assets at December 31, 2014 and $369,000 at December 31, 2013. There were $297,000 of delinquent loans at December 31, 2014 compared to $705,000 of delinquent loans at December 31, 2013.
We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.
We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have limited our use of borrowings to fund our operations and had no borrowings at December 31, 2014.
A majority of the members of our current executive management team joined Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, the most important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending and commercial lending, including Small Business Administration (SBA) lending.
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
Securities Valuation and Impairment.   We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2014, 93.1% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013
Total assets increased $1.9 million, or 2.1%, to $93.2 million at December 31, 2014 from $91.3 million at December 31, 2013. The increase was primarily the result of higher loan and cash balances partly offset by decreases in investment securities.
Securities available for sale decreased $3.7 million, or 9.8%, to $34.5 million at December 31, 2014 from $38.2 million at December 31, 2013 which was partly offset by an increase of  $1.5 million or 31.9% of securities held to maturity. The decrease in securities available for sale during 2014 was a result of funding loan growth as well as an increase in our state, county and municipal investments in the held to maturity portfolio.
Net loans receivable increased $3.2 million, or 7.9%, to $43.2 million at December 31, 2014 from $40.0 million at December 31, 2013. The increase in loans receivable during this period was due to an increase of $3.9 million or 70.0% in commercial and multi-family real estate loans, which offset declines in one- to four-family residential real estate loans, home equity lines of credit and loans secured by savings accounts. The Bank also began offering private student loan financing, and originated $127,000 of these loans in 2014. These loans are guaranteed by a third- party insurance company in the event of default.
Cash and cash equivalents increased $1.1 million, or 41.1%, to $3.7 million at December 31, 2014 from $2.6 million at December 31, 2013. The increase was due to pay-downs and sales in the available for sale investment portfolio and increased deposit balances partly offset by increases in the held to maturity investment portfolio and increases in loan balances. Principal payments and sales reduced the securities available for sale portfolio by $3.7 million or 9.8% and these reductions were deployed into growth in the loan portfolio and held to maturity investment portfolio.
At December 31, 2014, our investment in bank-owned life insurance was $2.1 million, an increase of $65,000, from $2.0 million at December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.
Deferred income taxes decreased $118,000, or 11.2%, to $929,000 at December 31, 2014 from $1.0 million at December 31, 2013. The decrease resulted from a lower unrealized loss on available for sale securities partly offset by increases in net operating loss carryovers and higher unfunded pension liabilities.
Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and an annuity contract for a former director, decreased $69,000, or 13.4%, to $450,000 at December 31, 2014 from $519,000 at December 31, 2013 primarily due to a reduction in prepaid assets.
Total deposits increased $1.5 million, or 2.0%, to $79.6 million at December 31, 2014 from $78.0 million at December 31, 2013. The increase was primarily due to increases in checking balances partly offset by a decrease in certificates of deposit. Non-interest bearing checking increased $1.2 million or 32.5% and NOW accounts increased $1.2 million or 12.0%. As part of our efforts to reduce reliance on higher costing certificates of deposit as well as for funding needs, we accepted $4 million in brokered certificates for two years at a rate of 65 basis points and allowed higher rate certificates to run-off totaling $4.9 million.
We had no borrowings outstanding at December 31, 2014 or 2013. At December 31, 2014, we had the ability to borrow approximately $27.9 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2014, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.
Total equity increased $262,000 or 2.2% to $12.2 million at December 31, 2014 compared to $11.9 million at December 31, 2013 primarily due to lower unrealized losses in our investment portfolio partly offset by our net loss for 2014.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013
General.   We had a net loss of  $210,000 during 2014 as compared to net loss of  $60,000 for 2013. The increase in our net loss resulted primarily from higher non-interest expense and a decrease in non-interest income partly offset by an increase in net interest income and a higher income tax benefit.
Our current business strategy includes increasing the Bank’s asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.
Our ability to achieve profitability depends upon a number of factors, including general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies. If we fail to generate additional revenue or reduce our expenses, we may continue to incur losses in 2015 and in future years and we may never generate net income. Over time, continued net losses and negative cash flow could drain our capital and endanger the safety and soundness of the Bank.
Net Interest Income.   Net interest income increased $185,000 or 8.7%, to $2.3 million for the year ended December 31, 2014 from $2.1 million for the year ended December 31, 2013. The increase in net interest income was primarily due to a $177,000 or 30.8% decrease in interest expense. The decrease in interest expense was primarily driven by management’s decision to reduce the Bank’s reliance on higher costing certificates of deposit and allowing higher rate certificates of deposit totaling $4.9 million to run-off. This run-off was partly replaced with lower cost brokered two year deposits totaling $4.0 million at a rate of 65 basis points.
Interest income on loans decreased $85,000 or 4.4% primarily due to a declining interest rate environment. This decrease was offset by higher investment income of  $88,000 or 11.7% mainly due to higher portfolio returns. The average yield on our loans decreased 25 basis points, and the average yield on our mortgage-backed securities and investment securities increased 16 basis points and 94 basis points, respectively, during 2014. Our net interest rate spread increased 21 basis points to 2.67% for the year ended December 31, 2014 from 2.46% for the year ended December 31, 2013, and our net interest margin increased 22 basis points to 2.74% for 2014 from 2.52% for 2013.
Interest and Dividend Income.   Interest and dividend income increased $8,000 to $2.7 million for the year ended December 31, 2014 from $2.7 million for the year ended December 31, 2013. The increase resulted primarily from an $88,000 or 11.7% increase in interest income on investment and mortgage-backed securities and a $5,000 increase in federal funds sold and other earning assets partly offset by a decrease of  $85,000 or 4.4% in interest income on loans.
Interest income on loans decreased $85,000, or 4.4%, to $1.8 million for the year ended December 31, 2014 from $1.9 million for the year ended December 31, 2013. The decrease resulted primarily from a decrease in the average yield of loans to 4.54% in 2014 from 4.79% for 2013. The decrease of 25 basis points was partially offset by an increase in average loan volume of  $379,000 in 2014 to $40.7 million from $40.4 million in 2013.
Interest and dividend income on investment securities increased $49,000 to $170,000 for the year ended December 31, 2014 from $121,000 for the year ended December 31, 2013 primarily due to an increase in the average yield of 94 basis points from 1.67% in 2013 to 2.61% in 2014 partly offset by a $717,000 decrease in average balances to $6.5 million for 2014 from $7.2 million for 2013. Interest on mortgage-backed securities increased $39,000 to $671,000 for 2014 from $632,000 for 2013 primarily due to an increase of 16 basis points in the average yield on these securities from 1.77% in 2013 to 1.93% in 2014 partly offset by a $919,000 decrease in the average balance of mortgage-backed securities to $34.8 million during 2014 from $35.7 million during 2013.
Interest Expense.   Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $177,000, or 30.8%, to $397,000 for the year ended December 31, 2014 from $574,000 for the year ended December 31, 2013. The decrease in the cost of interest-bearing deposits was due to a decrease of 20 basis points in the average rate paid on these funds to 0.54% for 2014 from 0.74% for 2013, reflecting lower market interest rates. Also contributing to the decrease in interest expense was a decrease of  $3.8 million, or 4.9%, in the average balance of interest-bearing deposits to $74.0 million for the year ended December 31, 2014 from $77.9 million for the year ended December 31, 2013.
Provision for Loan Losses.   We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of  $56,000 for the year ended December 31, 2014 compared to $25,000 for the year ended December 31, 2013. The increase was mainly due to an increase in the commercial real estate loan portfolio due to loan growth. The allowance for loan losses was $396,000 at December 31, 2014 compared to $340,000 at December 31, 2013. We had $432,000 in non-performing loans at December 31, 2014 and $369,000 at December 31, 2013. During the years ended December 31, 2014 and 2013 we had no loan charge-offs and had a $1,000 recovery in 2013.
Noninterest Income.   Noninterest income decreased $152,000 or 46.4% to $175,000 for the year ended December 31, 2014 from $327,000 for the year ended December 31, 2013. The decrease was primarily due to a $146,000 decrease in gains on the sale of securities.
Noninterest Expense.   Noninterest expense increased $239,000, or 9.3%, to $2.8 million for the year ended December 31, 2014 from $2.6 million for the year ended December 31, 2013. Compensation and benefits increased $35,000 to $1.3 million for 2014 from $1.3 million for 2013, resulting from normal salary and related benefit increases. Occupancy and equipment increased $13,000 or 3.5%, to $400,000 for 2014 from $386,000 for 2013 as a result of normal increases in taxes, utilities, maintenance, repairs and depreciation costs. Data processing fees increased $39,000 or 23.3% primarily due to higher costs related to the Bank’s core processing as well as additional costs to support new products and services. Professional fees increased $133,000, or 39.4%, to $471,000 for 2014 from $338,000 in 2013. The increase was due to higher consulting fees, legal fees and accounting fees due to the costs of compliance and being a newly formed public company as well as professional fees incurred to fill the interim CFO position during the second quarter of 2014. Advertising and promotion expense increased $26,000 or 33.8% due to initiatives the Company is undertaking to acquire customer relationships and to improve its product set.
Income Tax Expense.   We recorded an income tax benefit of  $178,000 for the year ended December 31, 2014 based on a loss before taxes of  $388,000 compared to a tax benefit of  $91,000 in 2013 based on a loss before taxes of  $151,000. The income tax benefit is calculated based on our pre-tax loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

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
	For the Years Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$40,734	$1,848	4.54%	$40,355	$1,932	4.79%
Investment securities	6,508	170	2.61%	7,225	121	1.67%
Mortgage-backed securities	34,786	671	1.93%	35,705	632	1.77%
Fed funds sold and other interest-earning assets	2,112	10	0.47%	773	6	0.78%
Total interest-earning assets	84,140	2,699	3.21%	84,058	2,691	3.21%
Non-interest-earning assets	8,051			8,506
Total assets	$92,191			$92,564
Interest-bearing liabilities:
Transaction accounts	$10,345	6	0.06%	$10,083	5	0.05%
Regular savings	28,192	32	0.11%	29,303	34	0.12%
Money market	3,471	3	0.09%	3,415	3	0.09%
Certificates of deposit	32,036	356	1.11%	35,066	532	1.52%
Other borrowings	88	0	0.40%	—	—	—
Total interest-bearing liabilities	74,132	397	0.54%	77,867	574	0.74%
Noninterest-bearing liabilities	5,896			6,085
Total liabilities	80,028			83,952
Equity	12,163			8,612
Total liabilities and equity	$92,191			$92,564
Net interest income		$2,302			$2,117
Interest rate spread(1)			2.67%			2.46%
Net interest-earning assets(2)	$10,096			$6,191
Net interest margin(3)		2.74%			2.52%
Average interest-earning assets to average interest-bearing liabilities	113.64%			107.95%

(1)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

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
	For the Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$18	$(102)	$(84)
Investment securities	(13)	62	49
Mortgage-backed securities	(16)	55	39
Fed funds sold and other interest-earning assets	7	(3)	4
Total interest income	(4)	12	8
Interest-bearing liabilities:
NOW accounts	0	1	1
Regular savings	(1)	(1)	(2)
Money market	—	—	—
Certificates of deposit	(43)	(133)	(176)
Total interest expense	(44)	(133)	(177)
Increase (decrease) in net interest income	$40	$145	$185

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
Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate, one- to four-family residential real estate loans and securities, which we have funded primarily with deposits. Historically we have retained in our portfolio all of the one- to four-family residential real estate loans that we have originated. We have revised our business strategy with an increased emphasis on the origination of commercial and multi-family real estate loans and commercial loans. Such loans generally have shorter maturities than one- to four-family residential real estate loans. Additionally, subject to favorable market conditions, we will consider the sale or brokerage of certain newly originated longer-term (terms of 15 years or greater), one- to four-family residential real estate loans rather than retain all of such loans in portfolio as we have done in the past. Additionally, we intend to implement a Small Business Administration (“SBA”) lending program and consider selling the government-guaranteed portions of such loans to generate additional fee income and manage interest rate risk. We are an SBA-approved lender.

Net Interest Income Analysis.   We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2014 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(In thousands)
+400	$2,041	(14.33)%
+300	$2,187	(8.18)%
+200	$2,299	(3.48)%
+100	$2,372	(0.44)%
Level	$2,382	—
-100	$2,275	(4.50)%

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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2014, we had the capacity to borrow approximately $27.0 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2014, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. However, we have historically limited our use of Federal Home Loan Bank advances or any other borrowings to fund our operations, and at December 31, 2014 and 2013, we had no outstanding advances from the Federal Home Loan Bank of New York or any other borrowings.
Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.
Our primary investing activities are the origination of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2014, loan originations totaled $10.7 million, compared to originations of  $6.4 million for the year ended December 31, 2013. For the year ended December 31, 2013, we purchased residential mortgage loans totaling $2.2 million. Purchases of investment and mortgage-backed securities totaled $5.6 million for the year ended December 31, 2014 and $22.8 million for the year ended December 31, 2013.
Total deposits increased $1.5 million during the year ended December 31, 2014, while total deposits decreased $8.2 million during the year ended December 31, 2013. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2014, certificates of deposit scheduled to mature within one year totaled $14.0 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
At December 31, 2014 and 2013, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $12.1 million and $12.2 million, or 12.81% and 13.25% of total assets, at December 31, 2014 and 2013, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $4.7 million, or 5.0% of assets, as of December 31, 2014. To be classified as a well-capitalized savings association, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 6%. At December 31, 2014 and 2013, we had a total risk-based capital ratio of 31.5% and 36.2%, respectively, and Tier 1 risk-based capital ratios of 30.5% and 35.2%, respectively. Our regulatory capital ratios decreased slightly during 2014 mainly due to the net loss of  $210,000 recorded for 2014.
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
Recent Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In January 2015, the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The amendments in this ASU are effective beginning after December 15, 2015. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in this ASU are effective beginning after December 15, 2016. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
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

ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
ITEM 9A.
Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(b) Management’s annual report on internal control over financial reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 is effective.
ITEM 9B.
Other Information

None.

PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the identification, business experience and qualifications of Sunnyside’s directors will be included in Sunnyside’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held on June 16, 2015 (the “Proxy Statement”), under the heading “Proposal 1 — Election of Directors,” and is incorporated herein by reference. Information called for by this item concerning Sunnyside’s compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
The Company has adopted a Code of Ethics (“Code”) that applies to the Company’s principal executive officer, principal financial officer and all other employees and directors. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Sunnyside Bancorp, Inc., 56 Main Street, Irvington, New York 10533, Attention Corporate Secretary.
ITEM 11.
Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the section entitled “Principal Beneficial Owners of the Company’s Common Stock” in the Company’s Proxy Statement.
ITEM 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 related to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement. The information required under this Item 13 related to Director Independence is incorporated herein by reference to the section entitled “Corporate Governance” in the Company’s Proxy Statement.
ITEM 14.
Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements
The documents filed as a part of this Form 10-K are:
(A)
Report of Independent Registered Public Accounting Firm;

(B)
Consolidated Statements of Financial Condition at December 31, 2014 and 2013;

(C)
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;

(D)
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013;

(E)
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014 and 2013;

(F)
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

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
Subsidiaries.

31.1
Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Sunnyside Bancorp, Inc. and Subsidiary
Irvington, New York
We have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and Subsidiary (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Bancorp, Inc. and Subsidiary, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

March 25, 2015

534 Union Boulevard ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax ▪ www.fasbhome.com

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31,
	2014	2013
Assets
Cash and cash equivalents	$3,719,882	$2,636,523
Securities held to maturity, net; approximate fair value of $6,378,000 (2014) and $4,809,000 (2013)	6,154,237	4,666,508
Securities available for sale	34,511,669	38,240,458
Loans receivable, net	43,219,661	40,040,109
Premises and equipment, net	1,612,029	1,602,451
Federal Home Loan Bank of New York and other stock, at cost	207,820	222,420
Accrued interest receivable	275,571	267,796
Cash surrender value of life insurance	2,073,455	2,008,494
Deferred income taxes	929,235	1,046,964
Other assets	449,821	519,277
Total assets	$93,153,380	$91,251,000
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$79,555,416	$78,024,604
Advances from borrowers for taxes and insurance	731,757	693,183
Other liabilities	668,090	597,210
Total liabilities	80,955,263	79,314,997
Commitments and contingencies	—	—
Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	—	—
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,081,577	7,082,343
Unallocated common stock held by the Employee Stock Ownership Plan	(511,030)	(533,229)
Retained earnings	6,435,539	6,645,906
Accumulated other comprehensive (loss)	(815,904)	(1,266,952)
Total stockholders’ equity	12,198,117	11,936,003
Total liabilities and stockholders’ equity	$93,153,380	$91,251,000

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2014	2013
Interest and dividend income:
Loans	$1,847,551	$1,932,161
Investment securities	170,171	121,214
Mortgage-backed securities	671,296	631,882
Federal funds sold and other earning assets	10,317	5,750
Total interest and dividend income	2,699,335	2,691,007
Interest expense:
Deposits	396,720	573,900
Borrowings	354	35
Total interest expense	397,074	573,935
Net interest income	2,302,261	2,117,072
Provision for loan losses	55,910	24,500
Net interest income after provision for loan losses	2,246,351	2,092,572
Non-interest income:
Fees and service charges	92,114	99,488
Net gain on sale of securities	18,078	163,959
Income on bank owned life insurance	64,961	63,560
Total non-interest income	175,153	327,007
Non-interest expense:
Compensation and benefits	1,342,714	1,307,729
Occupancy and equipment, net	399,737	386,404
Data processing service fees	204,205	165,566
Professional fees	471,329	338,085
Federal deposit insurance premiums	63,639	61,703
Advertising and promotion	101,578	75,928
Other	226,170	235,008
Total non-interest expense	2,809,372	2,570,423
(Loss) before income taxes	(387,868)	(150,844)
Income tax (benefit)	(177,501)	(91,018)
Net (loss)	$(210,367)	$(59,826)
Basic and diluted loss per share	$(0.28)	NM
Weighted average shares outstanding basic and diluted	741,383	342,159
(NM) Not meaningful or not applicable because the Company went public on July 15, 2013.
See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Year Ended December 31,
	2014	2013
Net (loss)	$(210,367)	$(59,826)
Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net loss arising during the period	(208,328)	(122,358)
Amortization of loss included in net periodic plan cost	72,841	64,505
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	897,094	(1,068,507)
Reclassification adjustment for (gains) losses included in operations	(13,653)	(159,163)
Other comprehensive income (loss), before tax	747,954	(1,285,523)
Income tax (benefit) expense related to items of other comprehensive income	296,906	(510,298)
Other comprehensive income (loss), net of tax	451,048	(775,225)
Comprehensive income (loss)	$240,681	$(835,051)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2012	$—	$—	$—	$6,705,732	$(491,727)	$6,214,005
Issuance of common stock at conversion	7,935	7,082,343	—	—	—	7,090,278
Acquisition of ESOP shares	—	—	(555,450)	—	—	(555,450)
Net Loss	—	—	—	(59,826)	—	(59,826)
ESOP shares allocated or committed to be released	—	—	22,221	—	—	22,221
Other comprehensive loss, net of tax	—	—	—	—	(775,225)	(775,225)
Balance at December 31, 2013	7,935	7,082,343	(533,229)	6,645,906	(1,266,952)	11,936,003
Net Loss	—	—	—	(210,367)	—	(210,367)
ESOP shares allocated or committed to be released	—	(766)	22,199	—	—	21,433
Other comprehensive income, net of tax	—	—	—	—	451,048	451,048
Balance at December 31, 2014	$7,935	$7,081,577	$(511,030)	$6,435,539	$(815,904)	$12,198,117

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(210,367)	$(59,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	152,678	134,259
Amortization of premiums and accretion of discounts, net	199,279	300,128
Amortization of deferred loan fees and costs, net	19,942	(3,731)
Provision for loan losses	55,910	24,500
Net gain on sales of securities	(18,078)	(163,959)
(Increase) decrease in accrued interest receivable	(7,775)	12,403
Increase in cash surrender value of life insurance	(64,961)	(63,560)
Net (increase) decrease in other assets	(109,721)	218,564
Net decrease in other liabilities	(64,607)	(409,528)
Amortization of ESOP shares	21,433	22,221
Net cash (used in) provided by operating activities	(26,267)	11,471
Cash flows from investing activities:
Purchases of securities available for sale	(3,000,000)	(22,825,587)
Purchases of securities held to maturity	(2,552,844)	—
Repayments and maturities of securities held to maturity	838,155	2,755,081
Repayments and maturities of securities available for sale	5,549,488	9,052,074
Proceeds from sales of securities held to maturity	230,771	2,764,870
Proceeds from sales of securities available for sale	1,877,730	7,381,400
Redemption (purchase) of Federal Home Loan Bank and other stock	14,600	(21,300)
Loans purchased	—	(2,235,964)
Loan originations, net of principal repayments	(3,255,404)	2,080,404
Purchases of bank premises and equiment	(162,256)	(121,300)
Net cash used in investing activities	(459,760)	(1,170,322)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,530,812	(8,161,073)
Net increase (decrease) in advances from borrowers for taxes and insurance	38,574	(12,853)
Net proceeds from stock conversion	—	6,534,828
Net cash provided by (used in) financing activities	1,569,386	(1,639,098)
Net increase (decrease) in cash and cash equivalents	1,083,359	(2,797,949)
Cash and cash equivalents at beginning of year	2,636,523	5,434,472
Cash and cash equivalents at end of year	$3,719,882	$2,636,523
Supplemental Information:
Cash paid for:
Interest	$396,287	$573,935
Income taxes (refunds received), net	$(36,966)	$(9,895)
See accompanying notes to consolidated financial statements.

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
Business
Sunnyside Federal Savings and Loan Association of Irvington is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences and in mortgage-backed and other securities. To a significantly lesser extent, funds are invested in multi-family and commercial mortgage loans, commercial loans, and consumer loans. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). As a federally-chartered savings association, the Association’s primary regulator is the Office of the Controller of the Currency (the “OCC”).
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
Investment and Mortgage-Backed Securities
Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2014 and 2013, the Company had no securities classified as held for trading.
The Company conducts a periodic review and evaluation of the securities portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. The evaluation of other-than-temporary impairment considers the duration and severity of the impairment, the Company’s

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is accounted for in accordance with Financial Accounting Standards Board “FASB”) guidance. The cash surrender value of BOLI is recorded on the statement of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on the statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.
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
The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2014 and 2013. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of income. The amount of interest and penalties for the years ended December 31, 2014 and 2013 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2010.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Equity Incentive Plan:
On July 17, 2014, the Board of Directors adopted the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805.
The Stock Incentive Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the Stock Incentive Plan on or after the 10-year anniversary of the effective date of the Stock Incentive Plan or July 17, 2024.
Under FASB ASC Topic 718, the Company will recognize compensation expense on its income statement over the requisite service period or performance period based on the grant date fair value of stock options and other equity-based compensation (such as restricted stock). No awards have been granted under the 2014 Stock Incentive Plan and therefore, no compensation expense was recognized through December 31, 2014.
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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate in the State of New York. The potential for interest-rate risk exists as a result of the shorter duration of interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.
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
Reclassifications
Certain amounts in the 2013 financial statements have been reclassified in order to conform to the 2014 presentation.
Advertising Costs
It is the Company’s policy to expense advertising costs in the period in which they are incurred.
Subsequent Events
The Company has evaluated all events subsequent to the balance sheet date of December 31, 2014, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.
Recent Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (cont’d)
be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In January 2015, the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The amendments in this ASU are effective beginning after December 15, 2015. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in this ASU are effective beginning after December 15, 2016. The adoption of this guidance should not have a material impact on the Company’s financial condition or results of operations.
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

2.   MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT (Continued)

The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.
3.   SECURITIES
	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$76,654	$—	$2,076,654
State, county, and municipal obligations	817,280	10,234	2,423	825,091
Mortgage-backed securities	3,336,957	138,807	—	3,475,764
	$6,154,237	$225,695	$2,423	$6,377,509
Securities available for sale:
U.S. government and agency obligations	$5,997,345	$2,025	$58,756	$5,940,614
Mortgage-backed securities	28,526,918	229,096	184,959	28,571,055
	$34,524,263	$231,121	$243,715	$34,511,669

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities held to maturity:
State, county, and municipal obligations	$489,566	$17,035	$—	$506,601
Mortgage-backed securities	4,176,942	125,291	—	4,302,233
	$4,666,508	$142,326	$—	$4,808,834
Securities available for sale:
U.S. government and agency obligations	$3,996,781	$—	$225,048	$3,771,733
Mortgage-backed securities	35,139,713	100,428	771,416	34,468,725
	$39,136,494	$100,428	$996,464	$38,240,458

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of  $5.1 million, $14.0 million, $7.3 million, and $5.5 million, respectively, at December 31, 2014 ($6.3 million, $16.4 million, $9.1 million, and $7.5 million, respectively, at December 31, 2013).
Proceeds from the sale of securities available for sale amounted to $1,878,000 and $7,381,000 for the years ended December 31, 2014 and December 31, 2013, respectively. Net gains of  $13,700 and $4,800 were recognized on these sales for the years ended December 31, 2014 and 2013, respectively.
Proceeds from the sale of securities held to maturity amounted to $231,000 and $2,765,000 for the years ended December 31, 2014 and 2013, respectively. Net gains of  $4,400 and $159,000 were recognized on these sales, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.
The following is a summary of the amortized cost and fair value of securities at December 31, 2014 and 2013, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

3.   SECURITIES (Continued)

	December 31, 2014
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
After one to five years	391,777	394,383	3,997,344	3,957,863
After five to ten years	79,829	82,066	8,769,676	8,803,062
After ten years	5,682,631	5,901,060	21,757,243	21,750,744
	$6,154,237	$6,377,509	$34,524,263	$34,511,669

	December 31, 2013
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
After one to five years	110,095	116,846	574,576	577,199
After five to ten years	379,471	389,755	12,429,566	12,191,416
After ten years	4,176,942	4,302,233	26,132,352	25,471,843
	$4,666,508	$4,808,834	$39,136,494	$38,240,458

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2014 and 2013, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.
	December 31, 2014
	Under One Year		One Year or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Securities available for sale:
U.S. government and agency obligations	$999,738	$262	$2,938,851	$58,494
Mortgage-backed securities	5,573,324	21,827	6,116,841	163,131
	6,573,062	22,089	9,055,692	221,625
Securities held to maturity:
State, county, and municipal obligations	204,584	2,423	—	—
	$6,777,646	$24,512	$9,055,692	$221,625

	December 31, 2013
	Under One Year		One Year or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Securities available for sale:
U.S. government and agency obligations	$3,771,733	$225,048	$—	$—
Mortgage-backed securities	20,801,105	447,844	3,941,749	323,572
	$24,572,838	$672,892	$3,941,749	$323,572

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2014, a total of 19 securities were in an unrealized loss position (33 at December 31, 2013). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE).

3.   SECURITIES (Continued)

Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 and December 31, 2013 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.
4.   LOANS RECEIVABLE, NET
	December 31,
	2014	2013
Mortgage loans:
Residential 1 – 4 family	$31,457,055	$33,526,400
Commercial and multi-family	9,428,335	5,548,498
Home equity lines of credit	369,795	689,805
	41,255,185	39,764,703
Other loans:
Secured by savings accounts	32,371	43,683
Student	126,688	—
Commercial	2,155,951	500,000
	2,315,010	543,683
Total loans	43,570,195	40,308,386
Less:
Deferred loan fees (costs), net	(45,521)	(71,868)
Allowance for loan losses	396,055	340,145
	350,534	268,277
	$43,219,661	$40,040,109

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $228,000 and $260,000 at December 31, 2014 and 2013, respectively.
Activity in the allowance for loan losses is summarized as follows:
	Year Ended December 31,
	2014	2013
Balance at beginning of year	$340,145	$314,490
Provision for loan losses	55,910	24,500
Charge offs	—	—
Recoveries	—	1,155
Balance at end of year	$396,055	$340,145

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2014 and 2013. The general component covers pools of loans by loan class not considered

4.   LOANS RECEIVABLE, NET (Continued)

impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:
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

4.   LOANS RECEIVABLE, NET (Continued)

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
One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:
	December 31, 2014
	Mortgage Loans			Commercial and Other	Total
	Residential 1 – 4 Family	Commercial Real Estate and Multi-Family	Home Equity
	(In thousands)
Pass	$31,025	$8,974	$370	$2,315	$42,684
Special Mention	—	454	—	—	454
Substandard	432	—	—	—	432
Total	$31,457	$9,428	$370	$2,315	$43,570

	December 31, 2013
	Mortgage Loans			Commercial and Other	Total
	Residential 1 – 4 Family	Commercial and Multi-Family	Home Equity
	(In thousands)
Pass	$33,019	$5,048	$690	$543	$39,300
Special Mention	138	501	—	—	639
Substandard	369	—	—	—	369
Total	$33,526	$5,549	$690	$543	$40,308

The following table provides information about loan delinquencies at the dates indicated:
	December 31, 2014
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)
Residential 1 – 4 family	$—	$—	$297	$297	$31,160	$31,457	$—
Commercial and multi-family	—	—	—	—	9,428	9,428	—
Home equity lines of credit	—	—	—	—	370	370	—
Other loans	—	—	—	—	2,315	2,315	—
	$—	$—	$297	$297	$43,273	$43,570	$—

4.   LOANS RECEIVABLE, NET (Continued)

	December 31, 2013
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)
Residential 1 – 4 family	$138	$—	$369	$507	$33,019	$33,526	$—
Commercial and multi-family	—	—	—	—	5,549	5,549	—
Home equity lines of credit	—	198	—	198	492	690	—
Other loans	—	—	—	—	543	543	—
	$138	$198	$369	$705	$39,603	$40,308	$—

There were no impaired loans or troubled debt restructured loans at December 31, 2014 and 2013.
The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:
	December 31,
	2014	2013
	(In thousands)
Residential 1 – 4 family	$432	$369
Commercial and multi-family	—	—
Home equity lines of credit	—	—
Other loans	—	—
Total non-accrual loans	432	369
Accruing loans delinquent 90 days or more	—	—
Total non-performing loans	$432	$369

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $29,600 and $18,500 for the year ended December 31, 2014 and 2013, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $15,700 and $6,400 during the year ended December 31, 2014 and 2013, respectively.
The following tables present the activity in the allowance for loan losses by loan type for the years indicated:
	Year Ended December 31, 2014
	Mortgage Loans			Other	Unallocated	Total
	Residential 1 – 4 Family	Commercial and Multi-Family	Home Equity
	(In thousands)
Beginning balance	$295	$34	$6	$5	$—	$340
Provision for loan losses	(37)	57	(3)	27	12	56
Ending Balance	$258	$91	$3	$32	$12	$396

4.   LOANS RECEIVABLE, NET (Continued)

	Year Ended December 31, 2013
	Mortgage Loans			Other	Unallocated	Total
	Residential 1 – 4 Family	Commercial and Multi-Family	Home Equity
	(In thousands)
Beginning balance	$128	$59	$5	$4	$118	$314
Provision for loan losses	167	(25)	1	—	(118)	25
Recoveries	—	—	—	1	—	1
Ending Balance	$295	$34	$6	$5	$—	$340

5.   PREMISES AND EQUIPMENT, NET
	December 31,
	2014	2013
Land and land improvements	$766,939	$766,939
Building and building improvements	2,452,621	2,387,547
Furniture, fixtures and equipment	885,434	788,252
	4,104,994	3,942,738
Less accumulated depreciation	(2,492,965)	(2,340,287)
	$1,612,029	$1,602,451

Depreciation expense for the years ended, December 31, 2014 and 2013, was $152,678 and $134,259, respectively.
6.   ACCRUED INTEREST RECEIVABLE
	December 31,
	2014	2013
Loans	$137,154	$140,967
Mortgage-backed securities	89,211	107,666
Investment securities	49,206	19,163
	$275,571	$267,796

7.   DEPOSITS
	December 31,
	2014		2013
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Non-interest bearing checking	0.00%	$4,736,482	0.00%	$3,575,695
NOW accounts	0.05%	10,730,326	0.05%	9,577,864
Regular savings and clubs	0.10%	21,479,246	0.10%	20,445,862
Super saver	0.15%	7,443,330	0.15%	8,491,734
Money market	0.10%	3,464,679	0.10%	3,339,699
		47,854,063		45,430,854
Certificates of deposit	1.04%	31,701,353	1.47%	32,593,750
	0.46%	$79,555,416	0.72%	$78,024,604

7.   DEPOSITS (Continued)

Certificates of deposit are summarized by remaining period to contractual maturity as follows:
	2014	2013
	(In thousands)
One year or less	$13,953	$19,416
Over one to three years	15,532	9,239
Over three years	2,216	3,939
	$31,701	$32,594

Certificates of deposit with balances of  $100,000 or more totaled $11.6 million and $13.8 million at December 31, 2014 and 2013, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.
Interest expense on deposits is summarized as follows:
	Year Ended December 31,
	2014	2013
NOW	$5,663	$5,033
Savings and clubs	31,955	33,579
Money market	3,426	3,397
Certificates of deposit	355,676	531,891
	$396,720	$573,900

8.   INCOME TAXES
The components of income taxes are summarized as follows:
	Year Ended December 31,
	2014	2013
Current tax expense (benefit):
Federal	$(7,412)	$11,570
State	9,088	11,251
	1,676	22,821
Deferred tax expense (benefit):
Federal	(142,187)	(91,373)
State	(36,990)	(22,466)
	(179,177)	(113,839)
	$(177,501)	$(91,018)

8.   INCOME TAXES (Continued)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 34% to the actual income tax expense (benefit):
	Year Ended December 31,
	2014	2013
Federal income tax expense (benefit)	$(131,875)	$(51,287)
State income tax expense (benefit)	(18,415)	(7,402)
Income from life insurance	(23,881)	(22,583)
Tax-exempt interest	(5,972)	(9,693)
Other	2,642	(53)
Actual income tax (benefit)	$(177,501)	$(91,018)
Effective income tax rate	-45.76%	-60.34%

The components of deferred tax assets and liabilities are as follows:
	December 31,
	2014	2013
Deferred tax assets:
Depreciation	$86,409	$78,281
Benefit plan liabilities	164,863	171,189
Allowance for loan losses	125,702	103,508
Charitable contribution carryover	1,129	991
Capital loss carryover	719,639	719,639
Net operating loss carryover	495,585	317,388
Unfunded pension liability	532,077	478,294
Unrealized loss on securities available for sale	4,999	355,688
Net deferred loan costs/fees	7,921	—
Other	9,702	—
	2,148,026	2,224,978
Valuation allowance	(719,639)	(719,639)
Total deferred tax assets	1,428,387	1,505,339
Deferred tax liabilities:
Discounts on investments	591	333
Prepaid benefit plans	498,561	447,203
Net deferred loan costs/fees	—	10,180
Other	—	659
Total deferred tax liabilities	499,152	458,375
Net deferred tax assets	$929,235	$1,046,964

At December 31, 2014, the Company had a federal net operating loss carryover of  $1,252,000 and a New York state net operating loss carryover of  $1,224,000 available to offset future taxable income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the tax benefits of certain future deductible temporary differences will be realized based on the reversal of existing temporary

8.   INCOME TAXES (Continued)

differences and future taxable income, and therefore, a valuation allowance has not been provided for these deferred tax assets. Additionally, management has determined that the realization of certain of the Association’s deferred tax assets related to the capital loss carryover is not more likely than not to be realized due to the fact that the loss can only be offset against capital gains, and as such, has provided a valuation allowance against those deferred tax assets at December 31, 2014 and 2013.
The Association qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Association, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2014 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.
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
The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:
	December 31,
	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,499,163	$2,278,426
Interest cost	104,214	116,099
Actuarial loss	146,862	272,169
Benefits paid	(198,582)	(167,531)
Projected benefit obligation at end of year	2,551,657	2,499,163
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,450,687	1,852,575
Actual return on plan assets	128,964	339,792
Employer contributions	112,905	425,851
Benefits paid	(198,582)	(167,531)
Fair value of plan assets at end of year	2,493,974	2,450,687
Funded status of plan included in other liabilitites	$(57,683)	$(48,476)

As of December 31, 2014 and 2013, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of  $1,340,386 and $1,204,899, respectively.
The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is $81,903.
The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

9.   BENEFIT PLANS (Continued)

	December 31,
	2014	2013
Discount rate	4.50%	4.50%
Salary increase rate	N/A	N/A
The components of net periodic plan cost is as follows:
	Year Ended December 31,
	2014	2013
Components of net periodic plan cost (credit):
Interest cost	$104,214	$116,099
Expected return on assets	(190,430)	(189,981)
Amortization of unrecognized loss	72,841	64,505
Net periodic plan cost (credit) included in compensation and benefits expense	(13,375)	(9,377)
Changes in benefit obligation recognized in other comprehensive (income) loss:
Net loss	208,328	122,358
Amortization of loss	(72,841)	(64,505)
Benefit obligation recognized in other comprehensive (income) loss	135,487	57,853
Total recognized in net periodic plan cost and other comprehensive (income) loss	$122,112	$48,476

The weighted average assumptions used to determine net periodic plan cost are as follows:
	Year Ended December 31,
	2014	2013
Discount rate	4.50%	5.50%
Expected rate of return on plan assets	8.00%	9.00%
Rate of compensation increase	N/A	N/A
Amortization period	13.25	14.25
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

9.   BENEFIT PLANS (Continued)

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
Determination of Long-Term Rate-of-Return
The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return on in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 4% to 8%.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:
Fiscal year ending December 31,
2015	$183,307
2016	183,655
2017	187,562
2018	190,162
2019	199,672
Years 2020 – 2024	1,024,304
$1,968,662

The Company expects to contribute cash of  $113,000 to the plan in 2015.
The fair values of the pension plan assets at December 31, 2014, by asset category (see note 13 for the definition of levels) are as follows:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$405,115	$405,115	$—	$—
Corporate bonds(a)	606,331	—	606,331	—
Federal, state and local government bonds	—	—	—	—
Equity securities(b)	1,482,528	1,482,528	—	—
Total	$2,493,974	$1,887,643	$606,331	$—

9.   BENEFIT PLANS (Continued)

(a)
Includes ten corporate bonds due within ten years rated BBB- or better by the S&P.

(b)
Includes 65 companies spread over various market sectors.

The fair values of the Association’s pension plan assets at December 31, 2013, by asset category (see note 13 for the definition of levels) are as follows:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and money market funds	$295,955	$295,955	$—	$—
Corporate bonds(a)	669,098	—	669,098	—
Federal, state and local government bonds	—	—	—	—
Equity securities(b)	1,485,634	1,485,634	—	—
Total	$2,450,687	$1,781,589	$669,098	$—

(a)
Includes eleven corporate bonds due within ten years rated BBB- or better by the S&P.

(b)
Includes 70 companies spread over various market sectors.

Employee Savings Plan
The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $26,000 and $26,400 for the years ended December 31, 2014 and 2013, respectively.
Employee Stock Ownership Plan
Effective upon completion of the Company’s initial public offering in July 2013, the Association established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Association, have attained the age of 21 and complete at least 1,000 hours of service in a plan year. The ESOP used $555,450 in proceeds from a term loan obtained from the Company to purchase 55,545 shares of Company common stock. The remaining term loan principal is payable over 25 equal annual installments through December 31, 2037. The interest rate on the term loan is the prime rate. Each year, the Association intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The Association may substitute dividends paid, if any, on the Company common stock held by the ESOP for discretionary contributions.
Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.
ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 185 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $21,400, and $22,200 for the years ended December 31, 2014 and 2013, respectively.

9.   BENEFIT PLANS (Continued)

The ESOP shares were as follows:
	December 31,
	2014	2013
Allocated shares	2,221	—
Shares committed to be released	2,221	2,221
Unearned shares	51,103	53,324
Total ESOP shares	55,545	55,545
Fair value of unearned shares	$506,431	$504,000

Equity Incentive Plan
On July 17, 2014, the Board of Directors adopted the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805.
No awards have been granted under the Stock Incentive Plan, and therefore, no compensation expense was recognized through December 31, 2014.
Other Retirement Benefits
Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2014 and 2013, recorded obligations of  $415,316 and $431,251, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of  $2,073,455 and $2,008,494 at December 31, 2014 and 2013, respectively. Total expense (credit) under these plans was approximately $(1,400) and $(24,100) for the years ended December 31, 2014 and 2013, respectively.

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:
	December 31,
	2014	2013
Unrealized net loss on pension plan	$(1,340,386)	$(1,204,899)
Unrealized loss on securities available for sale	(12,594)	(896,035)
Accumulated other comprehensive loss before taxes	(1,352,980)	(2,100,934)
Tax effect	537,076	833,982
Accumulated other comprehensive loss	$(815,904)	$(1,266,952)

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
The Company had loan origination commitments of  $2,750,000 and $1,242,000 at December 31, 2014 and 2013, respectively. Of the commitments at December 31, 2014, loans totaling $250,000 were fixed rate with interest rates ranging from 3.25% to 4.5% and $2,500,000 was a variable rate loan at prime plus 2.75%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $387,000 and $381,000 at December 31, 2014 and 2013, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.
Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. The commitment amounts do not necessarily represent future cash requirements since certain agreements may expire without being funded. The credit risk associated with these instruments is essentially the same as for outstanding loans reported in the balance sheets. Commitments are subject to the same credit approval process, including a case-by-case evaluation of the customer’s creditworthiness and related collateral requirements.
At December 31, 2014, the Company has a $2.0 million unsecured line of credit with Atlantic Central Bankers Bank which has no balance outstanding.
Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2014, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.
12.   REGULATORY CAPITAL
The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that if undertaken could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of tangible and core capital (as defined in the regulations) to total assets and of total risk-based capital (as defined) to risk-weighted assets (as defined). As of December 31, 2014 and 2013 the Association was well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since December 31, 2014 that management believes have changed the Association’s capital ratings.

12.   REGULATORY CAPITAL (Continued)

The following table presents a reconciliation of the Association’s capital per GAAP and regulatory capital at the dates indicated (in thousands):
	December 31,
	2014	2013
GAAP capital	$11,475	$11,210
Add (subtract): Disallowed deferred tax assets	(207)	(252)
Unrealized loss on securities available for sale	8	540
Adjustment to record funded status of pension	808	727
Core and tangible capital	12,084	12,225
Add: Allowable allowance for loan losses	396	340
Total risk-based capital	$12,480	$12,565

The following is a summary of the Association’s actual capital amounts and ratios compared to the amounts and ratios required for minimum capital adequacy and for classification as a well-capitalized institution:
	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2014
Tangible Capital	$12,084	12.81%	$1,415	1.50%	$	N/A	—
Tier 1 (core) Capital	12,084	12.81%	3,774	4.00%		4,718	5.00%
Risk-based Capital:
Tier 1	12,084	30.50%	1,585	4.00%		2,378	6.00%
Total	12,480	31.49%	3,170	8.00%		3,963	10.00%
December 31, 2013
Tangible Capital	$12,225	13.25%	$1,384	1.50%	$	N/A	—
Tier 1 (core) Capital	12,225	13.25%	3,691	4.00%		4,613	5.00%
Risk-based Capital:
Tier 1	12,225	35.19%	1,390	4.00%		2,085	6.00%
Total	12,565	36.17%	2,779	8.00%		3,474	10.00%
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
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2014 and 2013. Securities available-for-sale are recorded at fair value on a recurring basis.

13.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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
The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2014 and 2013:
Description	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014:
Securities available for sale	$34,511,669	$—	$34,511,669	$—
December 31, 2013:
Securities available for sale	$38,240,458	$—	$38,240,458	$—
There were no assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013.
B.   Fair Value Disclosures
The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.
Cash and Cash Equivalents
For cash and due from banks and federal funds sold, the carrying amount approximates the fair value (Level 1).

13.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Securities
The fair value of securities is estimated based on bid quotations received from securities dealers, if available (Level 1). If a quoted market price was not available, fair value was estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued (Level 2).
FHLB and other stock, at cost
The fair value for FHLB and other stock, at cost is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock, and the Company is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans (Level 2).
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
Off-Balance-Sheet Instruments
In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements. For further information on these financial instruments, see Note 11.

13.   FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):
	December 31,
	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$3,720	$3,720	$2,637	$2,637
Securities held to maturity	6,154	6,378	4,667	4,809
Securities available for sale	34,512	34,512	38,240	38,240
Loans receivable	43,220	44,097	40,040	40,180
FHLB and other stock, at cost	208	208	222	222
Accrued interest receivable	276	276	268	268
Financial liabilities:
Deposits	79,555	79,851	78,025	78,533
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
Sunnyside Bancorp
Date: March 25, 2015	By:	/s/ Timothy D. Sullivan Timothy D. Sullivan President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Timothy D. Sullivan
Timothy D. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2015
/s/ Edward J. Lipkus
Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2015
/s/ Gerardina Mirtuono
Gerardina Mirtuono	Senior Vice President, Chief Operating Officer and Director	March 25, 2015
/s/ William Boeckelman
William Boeckelman	Director	March 25, 2015
/s/ Lawrence P. Doyle
Lawrence P. Doyle	Director	March 25, 2015
/s/ Deborah J. Elliot
Deborah J. Elliot	Director	March 25, 2015
/s/ Desmond Lyons
Desmond Lyons	Director	March 25, 2015
/s/ Louis G. Ricci
Louis G. Ricci	Director	March 25, 2015

EXHIBIT INDEX
3.1	Articles of Incorporation of Sunnyside Bancorp*
3.2	Bylaws of Sunnyside Bancorp*
4	Form of Common Stock Certificate of Sunnyside Bancorp*
10.1	Form of Employment Agreement with Timothy D. Sullivan*
10.2	Form of Employment Agreement with Gerardina Mirtuono*
10.3	Form of Employee Stock Ownership Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.