Form 10-Q
period 2015-03-31
Sunnyside Bancorp, Inc.
filed 2015-05-12
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55005

Sunnyside Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3001280
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

56 Main Street, Irvington, New York	10533
(Address of Principal Executive Offices)	Zip Code

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

YES ☐     NO ☒

As of May 11, 2015, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2015	2014
Assets

Cash and cash equivalents	$5,991,266	$3,719,882
Securities held to maturity, net; approximate fair value of $6,271,000 (March 31, 2015) and $6,378,000 (December 31, 2014)	6,058,603	6,154,237
Securities available for sale	26,734,393	34,511,669
Loans receivable, net	48,230,333	43,219,661
Premises and equipment, net	1,574,508	1,612,029
Federal Home Loan Bank of New York and other stock, at cost	207,820	207,820
Accrued interest receivable	244,525	275,571
Cash surrender value of life insurance	2,090,062	2,073,455
Deferred income taxes	882,718	929,235
Other assets	393,212	449,821

Total assets	$92,407,440	$93,153,380

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$78,776,206	$79,555,416
Advances from borrowers for taxes and insurance	663,930	731,757
Other liabilities	676,060	668,090

Total liabilities	80,116,196	80,955,263

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,081,577	7,081,577
Unallocated common stock held by the Employee Stock Ownership Plan	(505,477)	(511,030)
Retained earnings	6,464,964	6,435,539
Accumulated other comprehensive (loss)	(757,755)	(815,904)

Total stockholders' equity	12,291,244	12,198,117

Total liabilities and stockholders' equity	$92,407,440	$93,153,380

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2015	2014

Interest and dividend income:
Loans	$496,574	$470,353
Investment securities	53,702	29,139
Mortgage-backed securities	130,283	185,105
Federal funds sold and other earning assets	1,766	1,978

Total interest and dividend income	682,325	686,575

Interest expense:
Deposits	87,771	106,958
Borrowings	272	34

Total interest expense	88,043	106,992

Net interest income	594,282	579,583

Provision for loan losses	37,000	10,000

Net interest income after provision for loan losses	557,282	569,583

Non-interest income:
Fees and service charges	28,261	19,876
Net gain on sale of securities	99,026	18,078
Income on bank owned life insurance	16,607	16,496

Total non-interest income	143,894	54,450

Non-Interest Expense:
Compensation and benefits	347,021	341,753
Occupancy and equipment, net	92,637	108,010
Data processing service fees	63,877	56,811
Professional fees	84,425	96,718
Federal deposit insurance premiums	14,644	14,978
Advertising and promotion	11,167	15,254
Other	49,870	61,392

Total non-interest expense	663,641	694,916

Income (loss) before income taxes	37,535	(70,883)

Income tax expense (benefit)	8,110	(34,725)

Net income (loss)	$29,425	$(36,158)

Basic income (loss) per share	$0.04	$(0.05)
Weighted average shares outstanding, basic and diluted	742,767	740,916

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2015	2014

Net income (loss)	$29,425	$(36,158)

Other comprehensive income (loss), before tax:

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	20,475	-
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	174,976	300,058
Reclassification adjustment for (gains) losses included in operations	(99,026)	(13,653)

Other comprehensive income (loss), before tax	96,425	286,405

Income tax expense (benefit) related to items of other comprehensive income	38,276	113,691

Other comprehensive income, net of tax	58,149	172,714

Comprehensive income (loss)	$87,574	$136,556

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	$7,935	$7,081,577	$(511,030)	$6,435,539	$(815,904)	$12,198,117

Net income for the three months ended March 31, 2015	-	-	-	29,425	-	29,425

ESOP shares allocated or committed to be released	-	-	5,553	-	-	5,553

Other comprehensive income, net of tax	-	-	-	-	58,149	58,149

Balance at March 31, 2015	$7,935	$7,081,577	$(505,477)	$6,464,964	$(757,755)	$12,291,244

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$29,425	$(36,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	39,431	37,340
Amortization of premiums and accretion of discounts, net	40,176	51,413
Amortization of deferred loan fees and costs, net	495	3,250
Net gain on sales of securities available for sale	(99,026)	(13,653)
Net gain on sales of securities held to maturity	-	(4,425)
Provision for loan losses	37,000	10,000
Decrease in accrued interest receivable	31,046	8,571
Increase in cash surrender value of life insurance	(16,607)	(16,496)
Net decrease (increase) in other assets	64,850	(138,196)
Net increase (decrease) in other liabilities	28,445	(142,295)
Amortization of ESOP shares	5,553	5,555

Net cash provided by (used in) operating activities	160,788	(235,094)

Cash flows from investing activities:
Purchases of securities available for sale	(699,300)	-
Purchases of securities held to maturity	-	(2,000,000)
Repayments and maturities of securities held to maturity	95,139	145,500
Repayments and maturities of securities available for sale	1,005,396	1,145,584
Proceeds from sales of securities held to maturity	-	230,771
Proceeds from sales of securities available for sale	7,606,475	1,877,730
Loans purchased	(6,010,668)	-
Loan originations, net of principal repayments	962,501	(293,933)
Purchases of premises and equiment	(1,910)	(51,613)

Net cash provided by investing activities	2,957,633	1,054,039

Cash flows from financing activities:
Net decrease in deposits	(779,210)	(2,339,746)
Net decrease in advances from borrowers for taxes and insurance	(67,827)	(70,991)

Net cash used in financing activities	(847,037)	(2,410,737)

Net decrease in cash and cash equivalents	2,271,384	(1,591,792)

Cash and cash equivalents at beginning of period	3,719,882	2,636,523

Cash and cash equivalents at end of period	$5,991,266	$1,044,731

Supplemental Information:

Cash paid for:
Interest	$87,729	$106,988
Income taxes	$15,000	$15,000

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

The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ended December 31, 2015, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2015 and December 31, 2014, the Company had no securities classified as held for trading.

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

Employee Benefits (Cont’d)

Equity Incentive Plan (Cont’d):

The Stock Incentive Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the Stock Incentive Plan on or after the 10-year anniversary of the effective date of the Stock Incentive Plan or July 17, 2024.

Under FASB ASC Topic 718, the Company will recognize compensation expense on its income statement over the requisite service period or performance period based on the grant date fair value of stock options and other equity-based compensation (such as restricted stock). No awards have been granted under the 2014 Stock Incentive Plan and therefore, no compensation expense was recognized through March 31, 2015.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of March 31, 2015 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$89,778	$-	$2,089,778
State, county, and municipal obligations	816,983	9,119	990	825,112
Mortgage-backed securities	3,241,620	114,581	-	3,356,201

	$6,058,603	$213,478	$990	$6,271,091

Securities available for sale:
U.S. government and agency obligations	$4,696,922	$5,046	$13,475	$4,688,493
Mortgage-backed securities	21,974,115	191,072	119,287	22,045,900

	$26,671,037	$196,118	$132,762	$26,734,393

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$76,654	$-	$2,076,654
State, county, and municipal obligations	817,280	10,234	2,423	825,091
Mortgage-backed securities	3,336,957	138,807	-	3,475,764

	$6,154,237	$225,695	$2,423	$6,377,509

Securities available for sale:
U.S. government and agency obligations	$5,997,345	$2,025	$58,756	$5,940,614
Mortgage-backed securities	28,526,918	229,096	184,959	28,571,055

	$34,524,263	$231,121	$243,715	$34,511,669

3. SECURITIES (Cont’d)

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $3.6 million, $10.7 million, $7.0 million, and $3.9 million, respectively, at March 31, 2015 ($5.1 million, $14.0 million, $7.3 million, and $5.5 million, respectively, at December 31, 2014).

Proceeds from the sale of securities held to maturity amounted to $0 and $230,771 for the three months ended March 31, 2015 and 2014, respectively. Net gains of $4,425 were recognized on the sales for the three months ended, March 31, 2014. The sale of the securities in 2014 occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $7,606,475 and $1,877,730 for the three months ended March 31, 2015 and 2014, respectively. Net gains of $99,026 and $13,653 were recognized on those sales for the three months ended March 31, 2015 and 2014, respectively.

The following is a summary of the amortized cost and fair value of securities at March 31, 2015 and December 31, 2014, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	391,416	394,036	2,997,486	2,988,406
After five to ten years	79,836	81,456	4,265,134	4,276,528
After ten years	5,587,351	5,795,599	19,408,417	19,469,459

	$6,058,603	$6,271,091	$26,671,037	$26,734,393

	December 31, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	391,777	394,383	3,997,344	3,957,863
After five to ten years	79,829	82,066	8,769,676	8,803,062
After ten years	5,682,631	5,901,060	21,757,243	21,750,744

	$6,154,237	$6,377,509	$34,524,263	$34,511,669

3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2015 and December 31, 2014, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$205,654	$990	$-	$-

Securities available for sale:
U.S. government and agency obligations	1,994,955	3,509	989,056	9,965
Mortgage-backed securities	2,104,542	5,446	4,464,690	113,842

	4,099,497	8,955	5,453,746	123,807

Total	$4,305,151	$9,945	$5,453,746	$123,807

	December 31, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$204,584	$2,423	$-	$-

Securities available for sale:
U.S. government and agency obligations	999,738	262	2,938,851	58,494
Mortgage-backed securities	5,573,324	21,827	6,116,841	163,131

	6,573,062	22,089	9,055,692	221,625

Total	$6,777,646	$24,512	$9,055,692	$221,625

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2015, a total of 12 securities were in an unrealized loss position (19 at December 31, 2014). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2015	2014
Mortgage loans:
Residential 1-4 family	$34,639,712	$31,457,055
Commercial and multi-family	10,849,436	9,428,335
Home equity lines of credit	393,411	369,795

	45,882,559	41,255,185

Other loans:
Secured by savings accounts	28,742	32,371
Student	572,120	126,688
Commercial	2,148,741	2,155,951

	2,749,603	2,315,010

Total loans	48,632,162	43,570,195

Less:
Deferred loan fees (costs), net	(31,226)	(45,521)
Allowance for loan losses	433,055	396,055

	401,829	350,534

	$48,230,333	$43,219,661

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $214,000 and $228,000 at March 31, 2015 and December 31, 2014, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2015	2014

Balance at beginning of period	$396,055	$340,145
Provision for loan losses	37,000	10,000

Balance at end of period	$433,055	$350,145

4. LOANS RECEIVABLE, NET (Cont’d)

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2015 and December 31, 2014. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$34,219	$9,640	$393	$2,750	$47,002
Special Mention	-	1,209	-	-	1,209
Substandard	421	-	-	-	421

Total	$34,640	$10,849	$393	$2,750	$48,632

	December 31, 2014
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$31,025	$8,974	$370	$2,315	$42,684
Special Mention	-	454	-	-	454
Substandard	432	-	-	-	432

Total	$31,457	$9,428	$370	$2,315	$43,570

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$2	$-	$287	$289	$34,351	34,640	$-
Commercial real estate and multi-family	-	-	-	-	10,849	10,849	-
Home equity lines of credit	-	-	-	-	393	393	-
Other loans	-	-	-	-	2,750	2,750	-

	$2	$-	$287	$289	$48,343	$48,632	$-

4. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2014
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$297	$297	$31,160	$31,457	$-
Commercial real estate and multi-family	-	-	-	-	9,428	9,428	-
Home equity lines of credit	-	-	-	-	370	370	-
Other loans	-	-	-	-	2,315	2,315	-

	$-	$-	$297	$297	$43,273	$43,570	$-

There were no troubled debt restructured loans at March 31, 2015 or December 31, 2014.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2015	2014
	(In thousands)

Residential 1-4 family	$421	$432
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-

Total non-accrual loans	421	432

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$421	$432

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $6,000 and $10,700 for the three months ended March 31, 2015 and 2014, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $2,500 and $8,400 during the three months ended March 31, 2015 and 2014, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	29	20	-	(6)	(6)	37

Ending Balance	$287	$111	$3	$26	$6	$433

4. LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	March 31, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	-	1	1	(1)	9	10

Ending Balance	$295	$35	$7	$4	$9	$350

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2015	2014

Unrealized net loss on pension plan	$(1,319,911)	$(1,340,386)
Unrealized loss on securities available for sale	63,356	(12,594)

Accumulated other comprehensive loss before taxes	(1,256,555)	(1,352,980)

Tax effect	498,800	537,076

Accumulated other comprehensive loss	$(757,755)	$(815,904)

6. Regulatory Capital

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of tangible and core capital (as defined in the regulations) to total assets and of total risk-based capital (as defined) to risk-weighted assets (as defined). In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rule implements the third installment of the Basel Accords (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and substantially amends the regulatory risk-based capital rules applicable to the Company. To improve the quality of loss-absorbing capital, Basel III added a new component of Tier 1 capital called Common Equity Tier 1, which includes common equity and retained earnings and excludes preferred equity.

As of March 31, 2015 and December 31, 2014, the Association was well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since March 31, 2015 that management believes have changed the Association’s capital ratings.

The following table presents a reconciliation of the Association’s capital per GAAP and regulatory capital at the dates indicated (in thousands):

	March 31,	December 31,
	2015	2014

GAAP capital	$11,566	$11,475
Add (subtract): Disallowed deferred tax assets	-	(207)
Unrealized (gain) loss on securities available for sale	(38)	8
Adjustment to record funded status of pension	796	808

Core and tangible capital	12,324	12,084
Add: Allowable allowance for loan losses	433	396

Total risk-based capital	$12,757	$12,480

6. Regulatory Capital (Cont’d)

The following is a summary of the Association’s actual capital amounts and ratios compared to the amounts and ratios required for minimum capital adequacy and for classification as a well-capitalized institution:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

March 31, 2015

Tangible Capital	$12,324	13.17%	$1,403	1.50%	$ N/A	-
Tier 1 (core) Capital	12,324	13.17%	3,741	4.00%	4,677	5.00%
Risk-based Capital:
Common Equity Tier 1	12,324	29.27%	1,894	4.50%	2,736	6.50%
Tier 1	12,324	29.27%	2,526	6.00%	3,368	8.00%
Total	12,757	30.30%	3,368	8.00%	4,209	10.00%

December 31, 2014

Tangible Capital	$12,084	12.81%	$1,415	1.50%	$ N/A	-
Tier 1 (core) Capital	12,084	12.81%	3,774	4.00%	4,718	5.00%
Risk-based Capital:
Tier 1	12,084	30.50%	1,585	4.00%	2,378	6.00%
Total	12,480	31.49%	3,170	8.00%	3,963	10.00%

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2015 and December 31, 2014. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2015:
Securities available for sale	$26,734,393	$-	$26,734,393	$-

December 31, 2014:
Securities available for sale	$34,511,669	$-	$34,511,669	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$5,991	$5,991	$3,720	$3,720
Securities held to maturity	6,059	6,271	6,154	6,378
Securities available for sale	26,734	26,734	34,512	34,512
Loans receivable	48,230	48,812	43,220	44,097
FHLB and other stock, at cost	208	208	208	208
Accrued interest receivable	245	245	276	276

Financial liabilities:
Deposits	78,776	79,043	79,555	79,851

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year 2014.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets decreased $746,000, or .8%, to $92.4 million at March 31, 2015 from $93.2 million at December 31, 2014. The decrease was due primarily to lower investment securities partly offset by increases in loans and cash balances. Securities available for sale and held to maturity decreased $7.8 million and $96,000, respectively, partly offset by increases in loans and cash balances of $5.0 million and $2.3 million respectively.

Cash and cash equivalents increased $2.3 million , or 61.1%, to $6.0 million at March 31, 2015 from $3.7 million at December 31, 2014, as cash was received from the sale of securities. This cash was used to fund the increase in loans. Securities available for sale decreased $7.8 million, or 22.5%, to $26.7 million at March 31, 2015 from $34.5 million at December 31, 2014, and securities held to maturity decreased $96,000 or 1.6% to $6.1 million at March 31, 2015 from $6.2 million at December 31, 2014.

Net loans receivable increased $5.0 million, or 11.6%, to $48.2 million at March 31, 2015 from $43.2 million at December 31, 2014. The increase in loans receivable was primarily due the purchase of residential loans in the New York State area.

At March 31, 2015, our investment in bank-owned life insurance increased $17,000 to $2.09 million from $2.07 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of prepaid assets, refundable income taxes and an annuity contract for a former director decreased $57,000, or 12.6%, to $393,000 from $450,000 at December 31, 2014 primarily due to a reduction in prepaid assets.

Total deposits decreased $779,000, or 0.1%, to $78.8 million at March 31, 2015 from $79.6 million at December 31, 2014. The decrease resulted primarily from decreases in non-interest bearing checking, NOW and money market accounts of $549,000 or 11.6%, $1.1 million, or 10.2% and $447,000 or 12.9% respectively. These decreases were partly offset by increases in savings and club accounts of $1.3 million or 4.4% compared to December 31, 2014.

We had no borrowings outstanding at March 31, 2015 or at December 31, 2014. At March 31, 2015, we had the ability to borrow up to $27.7 million or 30% percent of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $12.3 million at March 31, 2015 from $12.2 million at December 31, 2014 resulting from a decrease in other comprehensive loss of $58,000, net income for the first three months of 2015 of $29,000 and a $6,000 decrease in the unallocated common stock held by the Employee Stock Ownership Plan.

Comparison of Results of Operations for the Quarters Ended March 31, 2015 and March 31, 2014

General. We recorded net income of $29,000 for the quarter ended March 31, 2015 compared to a net loss of $36,000 for the quarter ended March 31, 2014. The increase in net income was primarily due to increases in non-interest income, and decreases in interest expense and non-interest expense partly offset by an increase in the provision for loan losses.

Net Interest Income. Net interest income increased $14,000, or 2.5%, to $594,000 for the quarter ended March 31, 2015 from $580,000 for the quarter ended March 31, 2014. The increase resulted primarily from a decrease of $19,000 in interest expense partly offset by a $4,000 decrease in interest and dividend income. The average yield on our loans decreased 32 basis points, the average yield on our investment securities decreased 9 basis points and the average yield on mortgage-backed securities decreased 12 basis points during the quarter ended March 31, 2015 compared to the same quarter in 2014. Our net interest rate spread increased 5 basis points to

2.80% for the quarter ended March 31, 2015 from 2.75% for the quarter ended March 31, 2014 and our net interest margin increased 3 basis points to 2.85% for the 2015 quarter from 2.82% for the 2014 period. Average interest-earning assets increased $1.2 million, or 1.5%, to $84.6 million for the quarter ended March 31, 2015 from $83.3 million for the first quarter of 2014.

Interest and Dividend Income. Interest and dividend income decreased $5,000 to $682,000 for the quarter ended March 31, 2015 from $687,000 for the quarter ended March 31, 2014. The decrease resulted primarily from a decrease of $55,000 in interest income on mortgage-backed partly offset by increases in interest income on investment securities and loans of $25,000 and $26,000, respectively.

Interest income on loans increased $26,000, or 5.6%, to $496,000 for the quarter ended March 31, 2015 from $470,000 for the quarter ended March 31, 2014. The increase resulted primarily from a $5.4 million increase in the average balance of loans from $40.6 million for the quarter ended March 31, 2014 to $46.0 million for the quarter ended March 31, 2015.

Interest and dividend income on investment securities increased $25,000 primarily due to a $4.3 million increase in average balances from $4.7 million for the quarter ended March 31, 2014 to $9.0 million for the quarter ended March 31, 2015.. Interest and dividend income on mortgage backed securities decreased $55,000 primarily due to a $9.5 million decrease in average balances from $37.8 million for the quarter ended March 31, 2014 to $28.3 million for the quarter ended March 31, 2015.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $19,000, or 17.7%, to $88,000 for the quarter ended March 31, 2015 from $107,000 for the quarter ended March 31, 2014.  The decrease in the cost of interest-bearing deposits was due to a decrease of 11 basis points in the average rate paid on interest-bearing deposits to 0.48% for the quarter ended March 31, 2015 from 0.59% for the quarter ended March 31, 2014, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities increased $1.9 million, or 2.6% to $75.6 million for the quarter ended March 31, 2015 from $73.7 million for the quarter ended March 31, 2014. The average balance of the higher cost interest-bearing certificates of deposits decreased $254,000 while the average balance of lower-cost NOW, money market and savings accounts increased $1.8 million for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $37,000 provision for loan losses recorded for the quarter ended March 31, 2015 and a $10,000 provision recorded for the quarter ended March 31, 2014. Management of the Company determined that an increase of $27,000 to the provision for loan losses was necessary due to the increase of $5.0 million in loan balances during the quarter. There were no charge offs or recoveries during the quarters ended March 31, 2015 and March 31, 2014.

Noninterest Income. Noninterest income increased $89,000 to $144,000 for the quarter ended March 31, 2015 from $54,000 for the quarter ended March 31, 2014. The increase was primarily due to an increase of $81,000 in security gains and an $8,000 increase in fees and service charges compared to the comparable quarter in 2014.

Noninterest Expense. Noninterest expense decreased $31,000, or 4.5%, to $664,000 for the quarter ended March 31, 2015 from $695,000 for the quarter ended March 31, 2014. The decrease was primarily due to lower occupancy and equipment, professional fees and other non-interest expenses of $15,000, $12,000 and $12,000 respectively, partly offset by increases in compensation and benefits and data processing expenses of $5,000 and $7,000 respectively.

Occupancy and equipment decreased $15,000, or 14.2%, to $93,000 for the quarter ended March 31, 2015 from $108,000 for the quarter ended March 31, 2014, as a result of lower office building maintenance and equipment expenses. Professional fees decreased $12,000, or 12.7% primarily as a result of lower legal fees and other professional services. Other non-interest expenses decreased $12,000 or 18.8% due to lower subscription and organizational dues, state mortgage taxes and correspondent service charges. Compensation and benefits increased $5,000 or 1.5% primarily due to higher medical insurance premiums. Data processing service fees increased $7,000 or 12.4% as a result of higher costs for new and existing product support.

Income Tax Expense (Benefit). We recorded income tax expense of $8,000 for the quarter ended March 31, 2015 and a $35,000 income tax benefit for the quarter ended March 31, 2014. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 12, 2015	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer
27