Form 10-Q
period 2015-06-30
Sunnyside Bancorp, Inc.
filed 2015-08-12
CIK 1571398

(SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

YES ☐     NO ☒

As of August 11, 2015, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30,	December 31,
	2015	2014
Assets

Cash and cash equivalents	$7,031,165	$3,719,882
Securities held to maturity, net; approximate fair value of $6,122,000 (June 30, 2015) and $6,378,000 (December 31, 2014)	5,953,990	6,154,237
Securities available for sale	25,516,874	34,511,669
Loans receivable, net	47,752,776	43,219,661
Premises and equipment, net	1,537,057	1,612,029
Federal Home Loan Bank of New York and other stock, at cost	204,120	207,820
Accrued interest receivable	293,658	275,571
Cash surrender value of life insurance	2,106,804	2,073,455
Deferred income taxes	952,452	929,235
Other assets	444,540	449,821

Total assets	$91,793,436	$93,153,380

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$78,496,438	$79,555,416
Advances from borrowers for taxes and insurance	477,873	731,757
Other liabilities	669,498	668,090

Total liabilities	79,643,809	80,955,263

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,081,577	7,081,577
Unallocated common stock held by the Employee Stock Ownership Plan	(499,924)	(511,030)
Retained earnings	6,423,722	6,435,539
Accumulated other comprehensive (loss)	(863,683)	(815,904)

Total stockholders' equity	12,149,627	12,198,117

Total liabilities and stockholders' equity	$91,793,436	$93,153,380

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	June 30,
	2015	2014

Interest and dividend income:
Loans	$506,377	$451,312
Investment securities	43,747	45,140
Mortgage-backed securities	109,172	168,962
Federal funds sold and other earning assets	3,024	1,549

Total interest and dividend income	662,320	666,963

Interest expense on deposits	87,330	95,808
Borrowings	-	247

Total interest expense	87,330	96,055

Net interest income	574,990	570,908

Provision for loan losses	-	-

Net interest income after provision for loan losses	574,990	570,908

Non-nterest income:
Fees and service charges	25,991	27,043
Income on bank owned life insurance	16,742	16,500

Total non-interest income	42,733	43,543

Non-interest expense:
Compensation and benefits	364,397	328,817
Occupancy and equipment, net	90,887	104,639
Data processing service fees	62,145	53,768
Professional fees	80,739	181,235
Federal deposit insurance premiums	15,163	15,000
Advertising and promotion	8,550	45,391
Other	63,299	43,099

Total non-interest expense	685,180	771,949

Income (loss) before income taxes	(67,457)	(157,498)

Income tax expense (benefit)	(26,215)	(82,173)

Net income (loss)	$(41,242)	$(75,325)

Basic and diluted income (loss) per share	$(0.06)	$(0.10)

Weighted average shares outstanding, basic and diluted	743,322	741,101

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Six Months Ended
	June 30,
	2015	2014

Interest and dividend income:
Loans	$1,002,951	$921,666
Investment securities	97,449	74,279
Mortgage-backed securities	239,455	354,067
Federal funds sold and other earning assets	4,790	3,527

Total interest and dividend income	1,344,645	1,353,539

Interest expense on deposits	175,100	202,766
Borrowings	272	281

Total interest expense	175,372	203,047

Net interest income	1,169,273	1,150,492

Provision for loan losses	37,000	10,000

Net interest income after provision for loan losses	1,132,273	1,140,492

Non-interest income:
Fees and service charges	54,252	50,208
Net gain on sale of securities	99,026	18,078
Income on bank owned life insurance	33,350	32,995

Total non-interest income	186,628	101,281

Non-interest expense:
Compensation and benefits	711,418	670,570
Occupancy and equipment, net	183,525	212,649
Data processing service fees	126,022	117,227
Professional fees	165,164	277,953
Federal deposit insurance premiums	29,807	29,978
Advertising and promotion	19,717	57,286
Other	113,170	104,491

Total non-interest expense	1,348,823	1,470,154

Income (loss) before income taxes	(29,922)	(228,381)

Income tax expense (benefit)	(18,105)	(116,898)

Net income (loss)	$(11,817)	$(111,483)

Basic and diluted income (loss) per share	$(0.02)	$(0.15)

Weighted average shares outstanding, basic and diluted	743,046	740,825

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	June 30,
	2015	2014

Net income (loss)	$(41,242)	$(75,325)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	20,475	-

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(196,138)	496,529

Other comprehensive income (loss), before tax	(175,663)	496,529

Income tax expense (benefit) related to items of other comprehensive income	(69,735)	194,272

Other comprehensive income (loss), net of tax	(105,928)	302,257

Comprehensive income (loss)	$(147,170)	$226,932

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Six Months Ended
	June 30,
	2015	2014

Net income (loss)	$(11,817)	$(111,483)

Other comprehensive income (loss), before tax:
Defined benefit pension plans	-	-
Amortization of loss included in net periodic plan cost	40,950	-

Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	(21,162)	796,587
Reclassification adjustment for (gains) losses included in operations	(99,026)	(13,653)

Other comprehensive income (loss), before tax	(79,238)	782,934

Income tax expense (benefit) related to items of other comprehensive income	(31,459)	307,963

Other comprehensive income (loss), net of tax	(47,779)	474,971

Comprehensive income (loss)	$(59,596)	$363,488

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	$7,935	$7,081,577	$(511,030)	$6,435,539	$(815,904)	$12,198,117

Net loss for the six months ended June 30, 2015	-	-	-	(11,817)	-	(11,817)

ESOP shares allocated or committed to be released	-	-	11,106	-	-	11,106

Other comprehensive income, net of tax					(47,779)	(47,779)

Balance at June 30, 2015	$7,935	$7,081,577	$(499,924)	$6,423,722	$(863,683)	$12,149,627

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(11,817)	$(111,483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	77,924	74,854
Amortization of premiums and accretion of discounts, net	77,418	102,447
Amortization of deferred loan fees and costs, net	(2,229)	11,082
Net gain on sales of securities	(99,026)	(18,078)
Provision for loan losses	37,000	10,000
(Increase) decrease in accrued interest receivable	(18,087)	3,540
Increase in cash surrender value of life insurance	(33,350)	(32,995)
Amortization of ESOP Shares	11,106	10,572
Net decrease (increase) in other assets	13,524	(163,573)
Net increase (decrease) in other liabilities	42,358	(20,127)

Net cash provided by (used in) operating activities	94,821	(133,761)

Cash flows from investing activities:
Purchases of securities available for sale	(699,300)	-
Purchases of securities held to maturity	-	(2,000,000)
Repayments and maturities of securities held to maturity	199,271	280,361
Repayments and maturities of securities available for sale	1,990,016	2,276,190
Proceeds from sales of securities held to maturity	-	230,771
Proceeds from sales of securities available for sale	7,606,475	1,877,729
Loans purchased	(6,010,668)	-
Loan originations, net of principal repayments	1,442,782	(399,693)
Purchases of bank premises and equipment	(2,952)	(102,338)
Redemption (purchase) of FHLB stock	3,700	(53,700)

Net cash provided by investing activities	4,529,324	2,109,320

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,058,978)	3,472,472
Net decrease in advances from borrowers for taxes and insurance	(253,884)	(152,847)
Net increase in short term borrowings	-	1,000,000

Net cash (used in) provided by financing activities	(1,312,862)	4,319,625

Net increase in cash and cash equivalents	3,311,283	6,295,184

Cash and cash equivalents at beginning of year	3,719,882	2,636,523

Cash and cash equivalents at end of year	$7,031,165	$8,931,707

Supplemental Information:

Cash paid for:
Interest	$175,441	$202,028
Income taxes (refunds received), net	$15,000	$15,000

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

Business

Sunnyside Federal is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences and in mortgage-backed and other securities. To a lesser extent, funds are invested in multi-family and commercial mortgage loans, commercial loans, and consumer loans. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. As a federally-chartered savings association, Sunnyside Federal’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2015 and December 31, 2014, the Company had no securities classified as held for trading.

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

Under FASB ASC Topic 718, the Company will recognize compensation expense in its income statement over the requisite service period or performance period based on the grant date fair value of stock options and other equity-based compensation (such as restricted stock).

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Expected future expense relating to these non-vested restricted shares at June 30, 2015 is $110,000 over a five year period. There were no stock options outstanding as of June 30, 2015.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”). Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminated from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively and retrospectively to all reporting periods presented in the financial statements. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this update facilitate updates for technical corrections, clarifications, and improvements to the FASB Accounting Standards Codification. The amendments in this update fall into one of the following categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, simplification, and minor improvements. The amendments in this update requiring transition guidance are effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-10 is not expected to have a material impact on the Company's consolidated financial statements.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2015 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$62,382	$-	$2,062,382
State, county, and municipal obligations	816,685	2,866	14,174	805,377
Mortgage-backed securities	3,137,305	116,507	-	3,253,812

	$5,953,990	$181,755	$14,174	$6,121,571

Securities available for sale:
U.S. government and agency obligations	$4,697,209	$2,994	$29,056	$4,671,147
Mortgage-backed securities	20,952,447	81,829	188,549	20,845,727

	$25,649,656	$84,823	$217,605	$25,516,874

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$76,654	$-	$2,076,654
State, county, and municipal obligations	817,280	10,234	2,423	825,091
Mortgage-backed securities	3,336,957	138,807	-	3,475,764

	$6,154,237	$225,695	$2,423	$6,377,509

Securities available for sale:
U.S. government and agency obligations	$5,997,345	$2,025	$58,756	$5,940,614
Mortgage-backed securities	28,526,918	229,096	184,959	28,571,055

	$34,524,263	$231,121	$243,715	$34,511,669

3. SECURITIES (Cont’d)

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $3.5 million, $10.2 million, $6.6 million, and $3.8 million, respectively, at June 30, 2015 ($5.1 million, $14.0 million, $7.3 million, and $5.5 million, respectively, at December 31, 2014).

There were no sales of securities for the three months ended June 30, 2015 and 2014, respectively.

Proceeds from the sale of securities held to maturity amounted to $0 and $230,771 for the six months ended June 30, 2015 and 2014, respectively. Net gains of $4,425 were recognized on the sales during the six months ended June 30, 2014. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sale of securities available for sale amounted to $7,606,475 and $1,877,729 for the six months ended June 30, 2015 and 2014, respectively. Net gains of $99,026 and $13,653 were recognized on those sales for the six months ended, June 30, 2015 and 2014, respectively.

The following is a summary of the amortized cost and fair value of securities at June 30, 2015 and December 31, 2014, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	391,054	391,844	2,997,627	2,981,607
After five to ten years	79,843	80,737	4,072,783	4,042,526
After ten years	5,483,093	5,648,990	18,579,246	18,492,741

	$5,953,990	$6,121,571	$25,649,656	$25,516,874

	December 31, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	391,777	394,383	3,997,344	3,957,863
After five to ten years	79,829	82,066	8,769,676	8,803,062
After ten years	5,682,631	5,901,060	21,757,243	21,750,744

	$6,154,237	$6,377,509	$34,524,263	$34,511,669

3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2015 and December 31, 2014, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$537,896	$14,174	$-	$-

Securities available for sale:
U.S. government and agency obligations	1,982,530	16,024	986,041	13,032
Mortgage-backed securities	5,098,750	38,309	4,294,735	150,240

	7,081,280	54,333	5,280,776	163,272

Total	$7,619,176	$68,507	$5,280,776	$163,272

	December 31, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$204,584	$2,423	$-	$-

Securities available for sale:
U.S. government and agency obligations	999,738	262	2,938,851	58,494
Mortgage-backed securities	5,573,324	21,827	6,116,841	163,131

	6,573,062	22,089	9,055,692	221,625

Total	$6,777,646	$24,512	$9,055,692	$221,625

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 19 securities were in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	June 30,	December 31,
	2015	2014
Mortgage loans:
Residential 1-4 family	$34,516,893	$31,457,055
Commercial and multi-family	10,124,604	9,428,335
Home equity lines of credit	405,630	369,795

	45,047,127	41,255,185

Other loans:
Secured by savings accounts	26,055	32,371
Student	918,599	126,688
Commercial	2,141,570	2,155,951

	3,086,224	2,315,010

Total loans	48,133,351	43,570,195

Less:
Deferred loan fees (costs), net	(52,480)	(45,521)
Allowance for loan losses	433,055	396,055

	380,575	350,534

	$47,752,776	$43,219,661

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $173,000 and $228,000 at June 30, 2015 and December 31, 2014, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2015	2014

Balance at beginning of period	$433,055	$350,145
Provision for loan losses	-	-

Balance at end of period	$433,055	$350,145

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30,
	2015	2014

Balance at beginning of period	$396,055	$340,145
Provision for loan losses	37,000	10,000

Balance at end of period	$433,055	$350,145

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2015 and December 31, 2014. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$34,095	$8,937	$406	$3,086	$46,524
Special Mention	-	1,187	-		1,187
Substandard	422	-	-		422

Total	$34,517	$10,124	$406	$3,086	$48,133

	December 31, 2014
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$31,025	$8,974	$370	$2,315	$42,684
Special Mention	-	454	-	-	454
Substandard	432	-	-	-	432

Total	$31,457	$9,428	$370	$2,315	$43,570

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$10	$289	$299	$34,218	$34,517	$-
Commercial real estate and multi-family	758	-	-	758	9,366	10,124	-
Home equity lines of credit	-	-	-	-	406	406	-
Commercial and other loans	-	-	-	-	3,086	3,086	-

	$758	$10	$289	$1,057	$47,076	$48,133	$-

	December 31, 2014
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$297	$297	$31,160	$31,457	$-
Commercial real estate and multi-family	-	-	-	-	9,428	9,428	-
Home equity lines of credit	-	-	-	-	370	370	-
Commercial and other loans	-	-	-	-	2,315	2,315	-

	$-	$-	$297	$297	$43,273	$43,570	$-

There were no troubled debt restructured loans at June 30, 2015 or December 31, 2014.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)

Residential 1-4 family	$420	$432
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-

Total non-accrual loans	420	432

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$420	$432

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $5,900 and $9,000 for the three months ended June 30, 2015 and 2014, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $1,800 and $5,000 during the three months ended June 30, 2015 and 2014, respectively.

4. LOANS RECEIVABLE, NET (Cont’d)

For the six months ended June 30, 2015 and 2014, such interest income that would have been recognized on non-accrual loans totaled approximately $11,800 and $19,000, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $4,300 and $14,000 during the six months ended June 30, 2015 and 2014, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$287	$111	$3	$26	$6	$433
Provision for loan losses	-	-	-	-	-	-

Ending Balance	$287	$111	$3	$26	$6	$433

	Three Months Ended
	June 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$35	$7	$4	$9	$350
Provision for loan losses	(15)	9	-	8	(2)	-

Ending Balance	$280	$44	$7	$12	$7	$350

	Six Months Ended
	June 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	29	20	-	(6)	(6)	37

Ending Balance	$287	$111	$3	$26	$6	$433

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	(15)	10	1	7	7	10

Ending Balance	$280	$44	$7	$12	$7	$350

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30,	December 31,
	2015	2014

Unrealized net loss on pension plan	$(1,299,436)	$(1,340,386)
Unrealized loss on securities available for sale	(132,782)	(12,594)

Accumulated other comprehensive loss before taxes	(1,432,218)	(1,352,980)

Tax effect	568,535	537,076

Accumulated other comprehensive loss	$(863,683)	$(815,904)

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

6. REGULATORY CAPITAL (Cont’d)

As of June 30, 2015 and December 31, 2014, the Association was well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since June 30, 2015 that management believes have changed the Association’s capital ratings.

The following table presents a reconciliation of the Association’s capital per GAAP and regulatory capital at the dates indicated (in thousands):

	June 30,	December 31,
	2015	2014

GAAP capital	$11,421	$11,475
Add (subtract): Disallowed deferred tax assets	-	(207)
Unrealized (gain) loss on securities available for sale	80	8
Adjustment to record funded status of pension	784	808

Core and tangible capital	12,285	12,084
Add: Allowable allowance for loan losses	433	396

Total risk-based capital	$12,718	$12,480

The following is a summary of the Association’s actual capital amounts and ratios compared to the amounts and ratios required for minimum capital adequacy and for classification as a well-capitalized institution:

			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

June 30, 2015

Tangible Capital	$12,285	13.23%	$1,393	1.50%	$	N/A	-
Tier 1 (core) Capital	12,285	13.23%	3,714	4.00%		4,643	5.00%
Risk-based Capital:
Common Equity Tier 1	12,285	32.25%	1,714	4.50%		2,476	6.50%
Tier 1	12,285	32.25%	2,286	6.00%		3,048	8.00%
Total	12,718	33.38%	3,048	8.00%		3,810	10.00%

December 31, 2014

Tangible Capital	$12,084	12.81%	$1,415	1.50%	$	N/A	-
Tier 1 (core) Capital	12,084	12.81%	3,774	4.00%		4,718	5.00%
Risk-based Capital:
Tier 1	12,084	30.50%	1,585	4.00%		2,378	6.00%
Total	12,480	31.49%	3,170	8.00%		3,963	10.00%

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2015 and December 31, 2014. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2015:
Securities available for sale	$25,516,874	$-	$25,516,874	$-

December 31, 2014:
Securities available for sale	$34,511,669	$-	$34,511,669	$-

There were no assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$7,031	$7,031	$3,720	$3,720
Securities held to maturity	5,954	6,122	6,154	6,378
Securities available for sale	25,517	25,517	34,512	34,512
Loans receivable	47,753	47,998	43,220	44,097
FHLB and other stock, at cost	204	204	208	208
Accrued interest receivable	294	294	276	276

Financial liabilities:
Deposits	78,496	78,728	79,555	79,851

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets decreased $1.4 million, or 1.5%, to $91.8 million at June 30, 2015 from $93.2 million at December 31, 2014. The decrease was due primarily to a decrease in investment securities partly offset by increases in loans and cash balances. Securities available for sale and held to maturity decreased $9.0 million and $200,000 respectively, partly offset by increases in loans and cash balances of $4.5 million and $3.3 million respectively.

Cash and cash equivalents increased $3.3 million, or 89.0%, to $7.0 million at June 30, 2015 from $3.7 million at December 31, 2014, as cash was received from the sale of securities. This cash was used to fund the increase in loans. Securities available for sale decreased $9.0 million, or 26.1%, to $25.5 million at June 30, 2015 from $34.5 million at December 31, 2014, and securities held to maturity decreased $200,000 or 3.3%, to $6.0 million at June 30, 2015 from $6.2 million at December 31, 2014.

Net loans receivable increased $4.5 million, or 10.5%, to $47.8 million at June 30, 2015 from $43.2 million at December 31, 2014. The increase in loans receivable was primarily due the purchase of residential loans in the New York State area.

At June 30, 2015, our investment in bank-owned life insurance increased $33,000 to $2.11 million from $2.07 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Total deposits decreased $1.1 million, or 1.3%, to $78.5 million at June 30, 2015 from $79.6 million at December 31, 2014. The decrease resulted primarily from decreases in non-interest bearing checking, NOW, CD’s and money market accounts of $1.2 million or 25%, $412,000 or 3.8%, $669,000 or 2.1% and $511,000 or 14.8%, respectively. These decreases were partly offset by increases in savings and club accounts of $1.7 million or 5.9% compared to December 31, 2014.

We had no borrowings outstanding at June 30, 2015 or at December 31, 2014. At June 30, 2015, we had the ability to borrow up to $27.5 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity decreased $48,000 or 0.4% to $12.15 million at June 30, 2015 from $12.2 million at December 31, 2014 resulting from an increase in other comprehensive loss of $48,000 and a net loss for the first six months of 2015 of $12,000 partly offset by an $11,000 decrease in the unallocated common stock held by the Employee Stock Ownership Plan.

Comparison of Results of Operations for the Quarters Ended June 30, 2015 and June 30, 2014

General. We had a net loss of $41,000 for the quarter ended June 30, 2015 compared to a net loss of $75,000 for the quarter ended June 30, 2014. The decrease in our net loss resulted primarily from lower non-interest expense and higher net interest income partly offset by a decrease in income tax benefit.

Net Interest Income. Net interest income increased $4,100 or 0.7%, to $575,000 for the quarter ended June 30, 2015 from $571,000 for the quarter ended June 30, 2014. Interest income on loans increased $55,100, or 12.2% due to higher volume which was offset by decreases in interest on investment securities of $59,800 or 27.7% due to lower investment balances and portfolio yields. Interest expense declined by $8,700, or 9.1% primarily due to lower rates paid on certificates of deposit. The average yield on our loans decreased 26 basis points, the average yield on our investment securities decreased 50 basis points and the average yield on our mortgage-backed securities decreased 16 basis points during the quarter ended June 30, 2015 compared to the same quarter in 2014. Our net interest rate spread decreased 1 basis point to 2.71% for the quarter ended June 30, 2015 from 2.72% for the quarter ended June 30, 2014 and our net interest margin decreased 2 basis points to 2.76% for the 2015 quarter from 2.78% for the 2014 period. Average interest-earning assets increased $1.2 million or 1.5%, to $83.5 million for the quarter ended June 30, 2015 from $82.3 million for the second quarter of 2014.

Interest and Dividend Income. Interest and dividend income decreased $5,000 or 0.7% to $662,000 for the quarter ended June 30, 2015 from $667,000 for the quarter ended June 30, 2014. The decrease resulted primarily from a decrease of $60,000 in interest income on mortgage-backed securities partially offset by an increase in interest income on loans of $55,000.

Interest income on loans increased $55,000, 12.2%, to $506,000 for the quarter ended June 30, 2015 from $451,000 for the quarter ended June 30, 2014. The increase resulted primarily from a $7.7 million or 19.1% increase in average balances of loans partly offset by a 26 basis point decrease in the average yield on loans. The average yield on loans declined to 4.25% for the 2015 quarter from 4.51% for the 2014 quarter, reflecting lower market interest rates year to year.

Interest and dividend income on investment and mortgage-backed securities decreased $61,000 to $153,000 for the quarter ended June 30, 2015 from $214,000 for the quarter ended June 30, 2014. Income on investment securities decreased $1,000 or 3.1% compared to the quarter ended June 30, 2014 due to lower yields partly offset by higher average balances. The yield decreased 50 basis points to 2.34% compared to 2.84% for the prior year’s quarter. This decrease in yield was partly offset by higher average balances of $7.5 million compared to $6.4 million for the quarter ended June 30, 2014. Income on mortgage-backed securities decreased $60,000 or 35.4% compared to the prior year’s quarter primarily due to lower balances and investment yields. The average balance in the mortgage-backed portfolio decreased $10.3 million to $24.8 million from $35.1 million or 29.4% compared to the same period in 2014. The average yield decreased 16 basis points to 1.77% for the quarter ended June 30, 2015 compared to 1.93% for the same period in 2014. The decrease in the investment portfolio was primarily due to sales of securities and regular pay-downs on mortgage-backed securities and the proceeds were used to fund loan growth.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $9,000, or 9.1%, to $87,000 for the quarter ended June 30, 2015 from $96,000 for the quarter ended June 30, 2014.  The decrease in interest expense was due to a decrease of 6 basis points in the average cost of interest-bearing liabilities, primarily deposits, from 0.53% for the quarter ended June 30, 2014 to 0.47% for the quarter ended June 30, 2015. The decrease in interest expense for deposits was mainly due to a 13 basis point reduction of interest cost on the certificate of deposit portfolio to 0.98% for the quarter ended June 30, 2015 from 1.11% for the 2014 period.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2015 and June 30, 2014, management of the Company determined that the allowance for loan losses was sufficient and that a provision for loan losses was not necessary due to the low levels of non-performing loans and delinquencies. The allowance for loan losses was $433,000 at June 30, 2015 compared to $396,000 at December 31, 2014. There were no charge offs or recoveries during the quarters ended June 30, 2015 and June 30, 2014.

Noninterest Income. Noninterest income decreased $1,000 or 1.9% to $43,000 for the quarter ended June 30, 2015 from $44,000 for the quarter ended June 30, 2014. The decrease was primarily due to a decrease in fees and service charges earned during the period.

Noninterest Expense. Noninterest expense decreased $87,000 or 11.2%, to $685,000 for the quarter ended June 30, 2015 from $772,000 for the quarter ended June 30, 2014. The decrease was primarily due to decreases in professional fees, occupancy and equipment expense and advertising expense partly offset by increases in compensation and benefits, data processing and other expenses. Professional fees decreased $100,000 primarily due to higher consulting fees, legal fees and accounting fees recorded in 2014 that did not recur in 2015. In 2014, the Company recorded higher expenses due to the costs of being a newly formed public company as well as professional fees incurred to fill an interim CFO position. Occupancy expense decreased $14,000 mainly due to rental income received. Advertising expense decreased $37,000 due to 2014 initiatives that were not incurred in 2015. Salaries and benefits increased $36,000 or 10.8% mainly due to two open positions in 2014 that were filled in 2015. Data processing expense increased $8,000 as a result of higher costs for new and existing product support.

Income Tax Expense (Benefit). We recorded a $26,000 income tax benefit for the quarter ended June 30, 2015 compared to an $82,000 income tax benefit for the quarter ended June 30, 2014. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2015 and June 30, 2014

General. We had a net loss of $12,000 for the six months ended June 30, 2015 compared to net loss of $111,000 for the six months ended June 30, 2014. The decrease in the net loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 resulted primarily from an increase in non-interest income and a decrease in non-interest expense.

Net Interest Income. Net interest income remained relatively unchanged at $1.2 million for the six months ended June 30, 2015 and June 30, 2014. Interest and dividend income decreased slightly from $1.35 million to $1.34 million. The average yield on our loans decreased 30 basis points, the average yield on our investment securities decreased 32 basis points and the average yield on our mortgage-backed securities decreased 14 basis points during the six months ended June 30, 2015 compared to the same period in 2014. Our net interest rate spread increased 2 basis points to 2.76% for the six months ended June 30, 2015 from 2.74% for the six months ended June 30, 2014 and our net interest margin increased 1 basis point to 2.81% for the 2015 period from 2.80% for the 2014 period. Average interest-earning assets increased $1.2 million to $84.0 million for the six months ended June 30, 2015 from $82.8 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased slightly or $9,000 from $1.35 million for the six month period ended June 30, 2015 to $1.34 million for the six months ended June 30, 2014. However the composition of interest and dividend income changed as a result of the increase in the Company’s loan portfolio and decrease in the Company’s investment portfolio.

Interest on loans increased $81,000 or 8.8%, to $1.0 million for the six months ended June 30, 2015 from $922,000 for the six months ended June 30, 2014. The increase resulted primarily from an increase of $6.5 million in average loan balances partly offset by a decrease of 30 basis points in average yield on the loan portfolio to 4.31% reflecting lower market interest rates year to year.

Interest and dividend income on investment and mortgage-backed securities decreased $91,000 to $337,000 for the six months ended June 30, 2015 from $428,000 for the six months ended June 30, 2014. Income on investment securities increased $23,000 or 31.2% compared to the six months ended June 30, 2014 due to higher average balances partly offset by lower yields. The average balance increased $2.7 million to $8.3 million for the six months ended June 30, 2015 compared to $5.5 million for the six months ended June 30, 2014. The yield decreased 32 basis points to 2.38% compared to 2.70% for the prior year’s period. Income on mortgage-backed securities decreased $115,000 or 32.4% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 mainly due to a reduction in average balances and yield on the portfolio. The average balance in the mortgage-backed securities portfolio decreased $9.9 million to $26.5 million from $36.4 million or 27.2%. The average yield decreased 14 basis points to 1.82% for the six months ended June 30, 2015 compared to 1.96% for the same period in 2014.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $28,000 or 13.6%, to $175,000 for the six months ended June 30, 2015 from $203,000 for the six months ended June 30, 2014.  The decrease in interest expense was due to a decrease of 9 basis points in the cost of interest-bearing liabilities, primarily deposits to 0.47% for the six months ended June 30, 2015 from 0.56% for the six months ended June 30, 2014. This decrease was primarily due to lower market interest rates paid on certificates of deposit which decreased to 0.99% for the six months ended June 30, 2015 from 1.17% for the six months ended June 30, 2014.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $37,000 provision for loan losses recorded for the six month period ended June 30, 2015 and a $10,000 provision for loan losses recorded for the six month period ended June 30, 2014. During the six months ended June 30, 2015, and June 30, 2014 there were no charge offs or recoveries.

Noninterest Income. Noninterest income increased $85,000 to $187,000 for the six months ended June 30, 2015 from $101,000 for the six months ended June 30, 2014. The increase was primarily due to an increase of $81,000 in security gains and a $4,000 increase in fees and service charges collected.

Noninterest Expense. Noninterest expense decreased $121,000, or 8.3%, to $1.3 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014. The decrease was primarily due to decreases in professional fees, occupancy and equipment expense and advertising expense partly offset by increases in compensation and benefits expense, data processing expense and other expense. Professional fees decreased $113,000 primarily due to higher consulting fees, legal fees and accounting fees recorded in 2014 that did not recur in 2015. In 2014, the Company recorded higher expenses due to the costs of being a newly formed public company as well as professional fees incurred to fill an interim CFO position. Occupancy expense decreased $29,000 due to lower repairs, utilities expenses, furniture and equipment expense, network expense and higher rental income received partly offset by higher depreciation expense. Advertising expense decreased $38,000 due to 2014 initiatives that were not incurred in 2015. Salaries and benefits increased $41,000 or 6.1% mainly due to two open positions in 2014 that were filled in 2015. Data processing expense increased $9,000 as a result of higher costs for new and existing product support.

Income Tax Expense (Benefit). We recorded an $18,000 income tax benefit for the six months ended June 30, 2015 and a $117,000 income tax benefit for the six months ended June 30, 2014. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 12, 2015	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

