Form 10-Q
period 2015-09-30
Sunnyside Bancorp, Inc.
filed 2015-11-16
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES ☐     NO ☒

As of November 13, 2015, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.                   Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2015	2014
Assets

Cash and cash equivalents	$2,615,763	$3,719,882
Securities held to maturity, net; approximate fair value of $4,946,000 (September 30, 2015) and $6,378,000 (December 31, 2014)	4,805,582	6,154,237
Securities available for sale	30,841,971	34,511,669
Loans receivable, net	47,191,926	43,219,661
Premises and equipment, net	1,501,691	1,612,029
Federal Home Loan Bank of New York and other stock, at cost	204,120	207,820
Accrued interest receivable	297,069	275,571
Cash surrender value of life insurance	2,123,682	2,073,455
Deferred income taxes	863,074	929,235
Other assets	489,189	449,821

Total assets	$90,934,067	$93,153,380

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$77,699,364	$79,555,416
Advances from borrowers for taxes and insurance	316,065	731,757
Other liabilities	656,276	668,090

Total liabilities	78,671,705	80,955,263

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,087,421	7,081,577
Unallocated common stock held by the Employee Stock Ownership Plan	(494,371)	(511,030)
Retained earnings	6,389,279	6,435,539
Accumulated other comprehensive (loss)	(727,902)	(815,904)

Total stockholders' equity	12,262,362	12,198,117

Total liabilities and stockholders' equity	$90,934,067	$93,153,380

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	September 30,
	2015	2014

Interest and dividend income:
Loans	$506,222	$447,471
Investment securities	43,983	44,259
Mortgage-backed securities	111,310	160,262
Federal funds sold and other earning assets	2,456	5,039

Total interest and dividend income	663,971	657,031

Interest expense on deposits
Deposits	87,867	99,654
Borrowings	-	73

Total interest expense	87,867	99,727

Net interest income	576,104	557,304

Provision for loan losses	22,000	-

Net interest income after provision for loan losses	554,104	557,304

Non-interest income:
Fees and service charges	27,936	29,388
Net gain on sale of securities	22,133	-
Income on bank owned life insurance	16,877	16,657

Total non-interest income	66,946	46,045

Non-Interest Expense:
Compensation and benefits	370,047	336,070
Occupancy and equipment, net	95,051	95,222
Data processing service fees	65,744	54,877
Professional fees	89,387	82,315
Federal deposit insurance premiums	15,380	15,500
Advertising and promotion	11,584	37,580
Other	56,099	69,022

Total non-interest expense	703,292	690,586

Income (loss) before income taxes	(82,242)	(87,237)

Income tax (benefit)	(47,799)	(30,558)

Net income (loss)	$(34,443)	$(56,679)

Basic income (loss) per share	$(0.05)	$(0.08)

Weighted average shares outstanding, basic and diluted	743,875	741,654

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Nine Months Ended
	September 30,
	2015	2014

Interest and dividend income:
Loans	$1,509,173	$1,369,137
Investment securities	141,432	118,538
Mortgage-backed securities	350,765	514,329
Federal funds sold and other earning assets	7,246	8,566

Total interest and dividend income	2,008,616	2,010,570

Interest expense on deposits
Deposits	262,967	302,420
Borrowings	272	354

Total interest expense	263,239	302,774

Net interest income	1,745,377	1,707,796

Provision for loan losses	59,000	10,000

Net interest income after provision for loan losses	1,686,377	1,697,796

Non-interest income:
Fees and service charges	82,188	79,596
Net gain on sale of securities	121,159	18,078
Income on bank owned life insurance	50,227	49,652

Total non-interest income	253,574	147,326

Non-Interest Expense:
Compensation and benefits	1,081,465	1,006,640
Occupancy and equipment, net	278,576	307,871
Data processing service fees	191,766	172,104
Professional fees	254,551	360,268
Federal deposit insurance premiums	45,187	45,478
Advertising and promotion	31,301	94,866
Other	169,269	173,513

Total non-interest expense	2,052,115	2,160,740

(Loss) before income taxes	(112,164)	(315,618)

Income tax (benefit)	(65,904)	(147,456)

Net income (loss)	$(46,260)	$(168,162)

Basic income (loss) per share	$(0.06)	$(0.23)

Weighted average shares outstanding, basic and diluted	743,325	741,104

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
	2015	2014

Net income (loss)	$(34,443)	$(56,679)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	20,475	-
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	204,685	(247,916)

Other comprehensive income (loss), before tax	225,160	(247,916)

Income tax expense (benefit) related to items of other comprehensive income	89,379	(90,908)

Other comprehensive income (loss), net of tax	135,781	(157,008)

Comprehensive income (loss)	$101,338	$(213,687)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Nine Months Ended
	September 30,
	2015	2014

Net income (loss)	$(46,260)	$(168,162)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	61,425	-
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	183,523	548,671
Reclassification adjustment for (gains) losses included in operations	(99,026)	(13,653)

Other comprehensive income (loss), before tax	145,922	535,018

Income tax expense (benefit) related to items of other comprehensive income	57,920	217,055

Other comprehensive income (loss), net of tax	88,002	317,963

Comprehensive income (loss)	$41,742	$149,801

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	$7,935	$7,081,577	$(511,030)	$6,435,539	$(815,904)	$12,198,117

Net loss for the nine months ended September 30, 2015	-	-	-	(46,260)	-	(46,260)

ESOP shares allocated or committed to be released	-	332	16,659	-	-	16,991

Restricted Stock	-	5,512	-	-	-	5,512

Other comprehensive income, net of tax	-	-	-	-	88,002	88,002

Balance at September 30, 2015	$7,935	$7,087,421	$(494,371)	$6,389,279	$(727,902)	$12,262,362

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(46,260)	$(168,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	115,118	113,356
Amortization of premiums and accretion of discounts, net	118,201	153,311
Amortization of deferred loan fees and costs, net	(1,563)	19,447
Net gain on sales of securities	(121,159)	(18,078)
Provision for loan losses	59,000	10,000
(Increase) decrease in accrued interest receivable	(21,498)	15,499
Increase in cash surrender value of life insurance	(50,227)	(49,652)
Amortization of restricted stock	5,512	-
Amortization of ESOP Shares	16,991	16,125
Net increase in other assets	(31,127)	(218,969)
Net increase in other liabilities	49,611	41,425

Net cash provided by (used in) operating activities	92,599	(85,698)

Cash flows from investing activities:
Purchases of securities available for sale	(7,967,208)	(2,000,000)
Purchases of securities held to maturity	-	(2,000,000)
Repayments and maturities of securities held to maturity	386,963	510,459
Repayments and maturities of securities available for sale	3,096,873	3,465,098
Proceeds from sales/calls of securities held to maturity	982,705	455,771
Proceeds from sales of securities available for sale	8,606,475	1,877,729
Loans purchased	(6,010,668)	-
Loan principal repayments, net of originations	1,980,966	243,140
Purchases of bank premises and equiment	(4,780)	(125,060)
(Purchase) redemption of FHLB stock	3,700	27,100

Net cash provided by investing activities	1,075,026	2,454,237

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,856,052)	3,366,669
Net decrease in advances from borrowers for taxes and insurance	(415,692)	(320,423)

Net cash (used in) provided by financing activities	(2,271,744)	3,046,246

Net (decrease) increase in cash and cash equivalents	(1,104,119)	5,414,785

Cash and cash equivalents at beginning of year	3,719,882	2,636,523

Cash and cash equivalents at end of period	$2,615,763	$8,051,308

Supplemental Information:

Cash paid for:
Interest	$262,541	$302,674
Income taxes (refunds received), net	$15,000	$15,000

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

The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ended December 31, 2015, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2015 and December 31, 2014, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Expected future expense relating to these non-vested restricted shares at September 30, 2015 is $104,738 over a 4.75 year period. There were no stock options outstanding as of September 30, 2015.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminated from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2015 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$67,814	$-	$2,067,814
State, county, and municipal obligations	816,387	5,453	2,027	819,813
Mortgage-backed securities	1,989,195	69,557	-	2,058,752

	$4,805,582	$142,824	$2,027	$4,946,379

Securities available for sale:
U.S. government and agency obligations	$4,197,494	$7,320	$641	$4,204,173
Mortgage-backed securities	26,572,574	172,542	107,318	26,637,798

	$30,770,068	$179,862	$107,959	$30,841,971

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$76,654	$-	$2,076,654
State, county, and municipal obligations	817,280	10,234	2,423	825,091
Mortgage-backed securities	3,336,957	138,807	-	3,475,764

	$6,154,237	$225,695	$2,423	$6,377,509

Securities available for sale:
U.S. government and agency obligations	$5,997,345	$2,025	$58,756	$5,940,614
Mortgage-backed securities	28,526,918	229,096	184,959	28,571,055

	$34,524,263	$231,121	$243,715	$34,511,669

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $2.3 million, $12.1 million, $10.4 million, and $3.7 million, respectively, at September 30, 2015 ($5.1 million, $14.0 million, $7.3 million, and $5.5 million, respectively, at December 31, 2014).

Proceeds from the sale of securities held to maturity amounted to $982,705 and $0 for the three months ended September 30, 2015 and 2014, respectively. Net gains of $22,133 and $0 were recognized on the sales for the three months ended, September 30, 2015 and 2014, respectively. The sale of the securities in 2015 occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

There were no sales of securities available for sale for the three months ended September 30, 2015 and 2014.

Proceeds from the sale of securities held to maturity amounted to $982,705 and $455,771 for the nine months ended September 30, 2015 and 2014, respectively. Net gains of $22,133 and $4,425 were recognized on the sales during the nine months ended September 30, 2015 and 2014, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

3. SECURITIES (Cont’d)

Proceeds from the sale of securities available for sale amounted to $8,606,475 and $1,877,729 for the nine months ended September 30, 2015 and 2014, respectively. Net gains of $99,026 and $13,653 were recognized on those sales for the nine months ended, September 30, 2015 and 2014, respectively.

The following is a summary of the amortized cost and fair value of securities at September 30, 2015 and December 31, 2014, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	390,692	394,584	2,497,768	2,499,829
After five to ten years	79,851	81,412	6,062,771	6,078,588
After ten years	4,335,039	4,470,383	22,209,529	22,263,554

	$4,805,582	$4,946,379	$30,770,068	$30,841,971

	December 31, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	391,777	394,383	3,997,344	3,957,863
After five to ten years	79,829	82,066	8,769,676	8,803,062
After ten years	5,682,631	5,901,060	21,757,243	21,750,744

	$6,154,237	$6,377,509	$34,524,263	$34,511,669

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2015 and December 31, 2014, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	343,817	$2,027	$-	$-

Securities available for sale:
U.S. government and agency obligations	-	-	998,484	641
Mortgage-backed securities	7,773,949	13,943	4,152,777	93,375

	7,773,949	13,943	5,151,261	94,016

Total	$8,117,766	$15,970	$5,151,261	$94,016

3. SECURITIES (Cont’d)

	December 31, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$204,584	$2,423	$-	$-

Securities available for sale:
U.S. government and agency obligations	999,738	262	2,938,851	58,494
Mortgage-backed securities	5,573,324	21,827	6,116,841	163,131

	6,573,062	22,089	9,055,692	221,625

Total	$6,777,646	$24,512	$9,055,692	$221,625

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At September 30, 2015, a total of 16 securities were in an unrealized loss position (19 at December 31, 2014). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2015	2014
Mortgage loans:
Residential 1-4 family	$30,468,929	$31,457,055
Commercial and multi-family	12,842,840	9,428,335
Home equity lines of credit	410,098	369,795

	43,721,867	41,255,185

Other loans:
Secured by savings accounts	20,455	32,371
Student	1,665,784	126,688
Commercial	2,179,246	2,155,951

	3,865,485	2,315,010

Total loans	47,587,352	43,570,195

Less:
Deferred loan fees (costs), net	(59,629)	(45,521)
Allowance for loan losses	455,055	396,055

	395,426	350,534

	$47,191,926	$43,219,661

4. LOANS RECEIVABLE, NET (CONT’D)

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $171,000 and $228,000 at September 30, 2015 and December 31, 2014, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2015	2014

Balance at beginning of period	$433,055	$350,145
Provision for loan losses	22,000	-

Balance at end of period	$455,055	$350,145

	Nine Months Ended
	September 30,
	2015	2014

Balance at beginning of period	$396,055	$340,145
Provision for loan losses	59,000	10,000

Balance at end of period	$455,055	$350,145

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2015 and December 31, 2014. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (CONT’D)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$29,902	$11,673	$384	$3,865	$45,824
Special Mention	280	1,170	26	-	1,476
Substandard	287	-	-	-	287

Total	$30,469	$12,843	$410	$3,865	$47,587

4. LOANS RECEIVABLE, NET (CONT’D)

	December 31, 2014
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$31,025	$8,974	$370	$2,315	$42,684
Special Mention	-	454	-	-	454
Substandard	432	-	-	-	432

Total	$31,457	$9,428	$370	$2,315	$43,570

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$280	$287	$567	$29,902	$30,469	$-
Commercial real estate and multi-family	-	754	-	754	$12,089	12,843	-
Home equity lines of credit	-	26	-	26	$384	410	-
Other loans	-	-	-	-	$3,865	3,865	-

	$-	$1,060	$287	$1,347	$46,240	$47,587	$-

	December 31, 2014
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$297	$297	$31,160	$31,457	$-
Commercial real estate and multi-family	-	-	-	-	9,428	9,428	-
Home equity lines of credit	-	-	-	-	370	370	-
Other loans	-	-	-	-	2,315	2,315	-

	$-	$-	$297	$297	$43,273	$43,570	$-

There were no troubled debt restructured loans at September 30, 2015 or December 31, 2014.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

4. LOANS RECEIVABLE, NET (CONT’D)

	September 30,	December 31,
	2015	2014
	(In thousands)

Residential 1-4 family	$287	$432
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-

Total non-accrual loans	287	432

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$287	$432

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $3,300 and $6,000 for the three months ended September 30, 2015 and 2014, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $600 and $4,300 during the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, such interest income that would have been recognized on non-accrual loans totaled approximately $15,200 and $20,300, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $4,900 and $7,100 during the nine months ended September 30, 2015 and 2014, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$287	$111	$3	$26	$6	$433
Provision for loan losses	28	16	-	(20)	(2)	22

Ending Balance	$315	$127	$3	$6	$4	$455

	Three Months Ended
	September 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$280	$44	$7	$12	$7	$350
Provision for loan losses	(5)	5	(4)	1	3	-

Ending Balance	$275	$49	$3	$13	$10	$350

4. LOANS RECEIVABLE, NET (CONT’D)

	Nine Months Ended
	September 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	57	36	-	(26)	(8)	59

Ending Balance	$315	$127	$3	$6	$4	$455

	Nine Months Ended
	September 30, 2014
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	(20)	15	(3)	8	10	10

Ending Balance	$275	$49	$3	$13	$10	$350

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2015	2014

Unrealized net loss on pension plan	$(1,278,961)	$(1,340,386)
Unrealized gain (loss) on securities available for sale	71,903	(12,594)

Accumulated other comprehensive loss before taxes	(1,207,058)	(1,352,980)

Tax effect	479,156	537,076

Accumulated other comprehensive loss	$(727,902)	$(815,904)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of tangible and core capital (as defined in the regulations) to total assets and of total risk-based capital (as defined) to risk-weighted assets (as defined). In July 2013, the Federal Reserve, the Federal

6. REGULATORY CAPITAL (Cont’d)

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

As of September 30, 2015 and December 31, 2014, the Association was well capitalized as defined in the regulatory framework for prompt corrective action. There were no conditions or events since September 30, 2015 that management believes have changed the Association’s capital ratings.

The following table presents a reconciliation of the Association’s capital per GAAP and regulatory capital at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014

GAAP capital	$11,532	$11,475
Add (subtract): Disallowed deferred tax assets	(496)	(207)
Unrealized (gain) loss on securities available for sale	(43)	8
Adjustment to record funded status of pension	771	808

Core and tangible capital	11,764	12,084
Add: Allowable allowance for loan losses	455	396

Total risk-based capital	$12,219	$12,480

The following is a summary of the Association’s actual capital amounts and ratios compared to the amounts and ratios required for minimum capital adequacy and for classification as a well-capitalized institution:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)

September 30, 2015

Tangible Capital	$11,764	12.76%	$1,383	1.50%	$	N/A	-
Tier 1 (core) Capital	11,764	12.76%	3,689	4.00%		4,611	5.00%
Risk-based Capital:
Common Equity Tier 1	11,764	28.30%	1,871	4.50%		2,702	6.50%
Tier 1	11,764	28.30%	2,494	6.00%		3,326	8.00%
Total	12,219	29.39%	3,326	8.00%		4,157	10.00%

December 31, 2014

Tangible Capital	$12,084	12.81%	$1,415	1.50%	$	N/A	-
Tier 1 (core) Capital	12,084	12.81%	3,774	4.00%		4,718	5.00%
Risk-based Capital:
Tier 1	12,084	30.50%	1,585	4.00%		2,378	6.00%
Total	12,480	31.49%	3,170	8.00%		3,963	10.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2015 and December 31, 2014. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2015:
Securities available for sale	$30,841,971	$-	$30,841,971	$-

December 31, 2014:
Securities available for sale	$34,511,669	$-	$34,511,669	$-

There were no assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,616	$2,616	$3,720	$3,720
Securities held to maturity	4,806	4,946	6,154	6,378
Securities available for sale	30,842	30,842	34,512	34,512
Loans receivable	47,192	47,537	43,220	44,097
FHLB and other stock, at cost	204	204	208	208
Accrued interest receivable	297	297	276	276

Financial liabilities:
Deposits	77,699	77,892	79,555	79,851

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets decreased $2.2 million, or, 2.4%, to $90.9 million at September 30, 2015 from $93.2 million at December 31, 2014. The decrease was due primarily to lower investment securities and cash balances partly offset by increases in loans. Securities held to maturity and available for sale decreased $1.3 million and $3.7 million, respectively, and cash balances decreased $1.1 million. These decreases were partly offset by a $4.0 million increase in loans.

Cash and cash equivalents decreased $1.1 million, or 30.0%, to $2.6 million at September 30, 2015 from $3.7 million at December 31, 2014, as cash was used to fund the increase in loans. Securities available for sale decreased $3.7 million, or 10.6%, to $30.8 million at September 30, 2015 from $34.5 million at December 31, 2014, and securities held to maturity decreased $1.3 million, or 21.9%, to $4.8 million at September 30, 2015 from $6.2 million at December 31, 2014.

Net loans receivable increased $4.0 million, or 9.2%, to $47.2 million at September 30, 2015 from $43.2 million at December 31, 2014. The increase in loans receivable was primarily due to an increase in commercial real estate originations and the purchase of residential loans in the New York State area.

At September 30, 2015, our investment in bank-owned life insurance increased $50,000 to $2.12 million from $2.07 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of prepaid FDIC insurance premiums, refundable income taxes and an annuity contract for a former director increased $39,000, or 8.8%, to $489,000 from $450,000 at December 31, 2014 primarily due to an increase in prepaid assets.

Total deposits decreased $1.9 million, or 2.3%, to $77.7 million at September 30, 2015 from $79.6 million at December 31, 2014. The decrease resulted primarily from decreases in non-interest bearing checking, NOW, money market accounts and certificates of deposit of $1.2 million, or 24.6%, $871,000, or 8.1%, $659,000 or 19.0% and $1.1 million or 3.4%, respectively. These decreases were partly offset by increases in savings and club accounts of 1.9 million or 6.6% compared to December 31, 2014.

We had no borrowings outstanding at September 30, 2015 or at December 31, 2014. At September 30, 2015, we had the ability to borrow up to $27.3 million or 30.0% percent of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $12.3 million at September 30, 2015 from $12.2 million at December 31, 2014 primarily due to a $88,000 decrease in other comprehensive loss and a $17,000 decrease in the unallocated common stock held by the Employee Stock Ownership Plan partly offset by the year to date loss of $46,000.

Comparison of Results of Operations for the Quarters Ended September 30, 2015 and September 30, 2014

General. We had a net loss of $34,000 for the quarter ended September 30, 2015 compared to a net loss of $57,000 for the quarter ended September 30, 2014. The decrease in our net loss resulted primarily from increases in net interest and non-interest income partly offset by an increase in non-interest expense and higher provision for loan losses. when comparing the 2015 quarter to the 2014 quarter.

Net Interest Income. Net interest income increased $19,000, or 3.4%, to $576,000 for the quarter ended September 30, 2015 from $557,000 for the quarter ended September 30, 2014. The increase resulted from a $7,000 or 1.1% increase in interest income and a $12,000 or 11.9% decrease in interest expense on deposits.

The increase in interest income was primarily due to an increase in loan balances partly offset by a decrease in investment income during the quarter ended September 30, 2015. Market rates continued to decline but the decrease in rates were offset by a higher volume of loan originations. . The average yield on our loans decreased 27 basis points while the average yield on our investment and mortgage-backed securities decreased 46 and 10 basis points, respectively, during the quarter ended September 30, 2015 compared to the 2014 quarter. Our net interest rate spread increased 20 basis points to 2.70% for the quarter ended September 30, 2015 from 2.50% for the quarter ended September 30, 2014 and our net interest margin increased 18 basis points to 2.74% for the 2015 quarter from 2.56% for the 2014 period. Average interest-earning assets decreased to $83.3 million for the quarter ended September 30, 2015 from $86.4 million for the prior year quarter.

Interest and Dividend Income. Interest and dividend income increased $7,000 to $664,000 for the quarter ended September 30, 2015 from $657,000 for the quarter ended September 30, 2014. The increase resulted primarily from a $59,000 increase in interest income on loans partly offset by a $49,000 decrease in interest income on mortgage-backed securities.

Interest income on loans increased $59,000 or 13.1%, to $506,000 for the quarter ended September 30, 2015 from $447,000 for the quarter ended September 30, 2014. The increase resulted primarily from an $8.2 million increase in average balances partly offset by a 27 basis point decrease in the average yield on loans to 4.18% for the 2015 quarter from 4.45% for the 2014 quarter, reflecting lower market interest rates.

Interest and dividend income on investment and mortgage-backed securities decreased $49,000 to $155,000 for the quarter ended September 30, 2015 from $205,000 for the quarter ended September 30, 2014 due to a $7.7 million decrease in average balances and a decrease of 12 basis points in the average yield on securities to 1.90% during the 2015 quarter from 2.02% during the 2014 quarter.

Interest Expense. Interest expense, primarily the cost of interest-bearing deposits, decreased $12,000, or 11.9%, to $88,000 for the quarter ended September 30, 2015 from $100,000 for the quarter ended September 30, 2014.  The decrease in interest expense was due to a decrease of 5 basis points in the cost of interest- bearing liabilities, primarily deposits, to 0.46% in the cost of interest-bearing deposits for the quarter ended September 30, 2015 from 0.51% for the quarter ended September 30, 2014, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities decreased to $75.6 million for the quarter ended September 30, 2015 from $77.2 million for the quarter ended September 30, 2014, as higher cost interest-bearing certificates of deposits decreased and lower-cost savings and money market accounts increased.  Lower rates on certificates of deposit as well as the change in the composition of our interest-bearing deposits helped reduce the cost of funds from 0.47% for the quarter ended September 30, 2014 to 0.43% for the quarter ended September 30, 2015.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $22,000 provision for loan losses recorded for the quarter ended September 30, 2015 and $0 recorded for the quarter ended September 30, 2014. The allowance for loan losses was $455,000 at September 30, 2015 compared to $350,000 at September 30, 2014. Non-performing loans at September 30, 2015 totaled $287,000 and $422,000 at September 30, 2014. During the quarters ended September 30, 2015 and September 30, 2014 there were no loan charge-offs or recoveries.

Noninterest Income. Noninterest income increased $21,000 to $67,000 for the quarter ended September 30, 2015 from $46,000 for the quarter ended September 30, 2014. The increase was primarily due to an increase in security gains of $22,000 partly offset by a decrease in fees and service charges of $1,000.

Noninterest Expense. Noninterest expense increased $13,000 or 1.8% to $703,000 for the quarter ended September 30, 2015 from $691,000 for the quarter ended September 30, 2014. The increase was primarily due to higher compensation and benefits expense, data processing fees, professional fees partly offset by lower advertising and promotion expense and other expense. Compensation and benefits expense increased $34,000 or 10.1% primarily due to a $15,000 or 5.4% increase in compensation expense, a $6,000 increase due to restricted stock awards and a $9,000 increase in medical benefits. Restricted stock expense increased as a result of amortization of awards granted in the second quarter of 2015. Medical benefits increased due to more employees electing coverage and higher premiums paid. Data processing expenses increased $11,000 as a result of higher costs related to core processing and additional costs to support new products and initiatives. Advertising and promotion expense decreased $26,000 due to initiatives the Company undertook in 2014 that did not recur in 2015. Other expense decreased $13,000 primarily due to lower expenses related to the Company’s annual meeting and lower check fraud charge-offs.

Income Tax Expense (Benefit). We recorded a $48,000 income tax benefit for the quarter ended September 30, 2015 and a $31,000 income tax benefit for the quarter ended September 30, 2014. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2015 and September 30, 2014

General. We had a net loss of $46,000 for the nine months ended September 30, 2015 compared to a net loss of $168,000 for the nine months ended September 30, 2014. The decrease in net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted primarily from decreases in non-interest and interest expense in addition to an increase in non-interest income partly offset by an increase in the provision for loan losses and lower tax benefit.

Net Interest Income. Net interest income increased $38,000, or 2.2%, to $1.75 million for the nine months ended September 30, 2015 from $1.71 million for the nine months ended September 30, 2014. The increase was primarily due to a $40,000 decrease in interest expense on deposits. Interest and dividend income decreased $2,000 for the nine months ended September 30, 2015 compared to the same period in 2014. Loan interest income was $140,000 higher for the nine months ended September 30, 2015 compared to the same period in 2014 but was offset by a $141,000 decrease in interest income on investment and mortgage-backed securities. The increase in loan interest was primarily driven by loan growth partly offset by declining market interest rates during the nine months ended September 30, 2015. Investment income decreased due to lower portfolio balances and returns. The average yield on our loans decreased 28 basis points and the average yield on our investment and mortgage-backed securities decreased 11 basis points during the nine months ended September 30, 2015. Our net interest rate spread increased 8 basis points to 2.74% for the nine months ended September 30, 2015 from 2.66% for the nine months ended September 30, 2014 and our net interest margin increased 6 basis points to 2.78% for the 2015 period from 2.72% for the 2014 period. Average interest-earning assets decreased $219,000 to $83.8 million for the nine months ended September 30, 2015 from $84.0 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased slightly by $2,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Interest income on loans increased $140,000 or 10.2%, to $1.5 million for the nine months ended September 30, 2015 from $1.4 million for the nine months ended September 30, 2014. The increase resulted primarily from a $7.1 million increase in average loan balances partly offset by a decline of 28 basis points in the average yield on loans to 4.27% for the 2015 period from 4.55% for the 2014 period, reflecting lower market interest rates.

Interest and dividend income on investment and mortgage-backed securities decreased $141,000 to $492,000 for the nine months ended September 30, 2015 from $633,000 for the nine months ended September 30, 2014 primarily due to a decrease of $7.4 million in average balances and a decrease in the average yield on securities to1.93% during the 2015 period from 2.04% during the 2014 period.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing liabilities, decreased $40,000 or 13.1%, to $263,000 for the nine months ended September 30, 2015 from $303,000 for the nine months ended September 30, 2014.  The decrease in the cost of interest-bearing liabilities, which are primarily deposits, was due to a decrease of 7 basis points in the average rate paid on interest-bearing deposits to 0.47% for the nine months ended September 30, 2015 from 0.54% for the nine months ended September 30, 2014. The decrease was primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities increased $899,000 or 1.2% to $75.5 million for the nine months ended September 30, 2015 from $74.6 million for the nine months ended September 30, 2014. Average savings balances increased $2.2 million while higher cost interest-bearing certificates of deposit average balances decreased $858,000 and money market average balances declined by $397,000. The decrease in rates on certificates of deposit helped reduce the cost of funds from 0.50% for the nine months ended September 30, 2014 to 0.43% for the nine months ended September 30, 2015.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $59,000 provision for loan losses recorded for the nine month period ended September 30, 2015 and a $10,000 provision for loan losses recorded for the nine month period ended September 30, 2014. There were no recoveries of previously charged-off loans during the nine months ended September 30, 2015 and 2014, respectively.

Noninterest Income. Noninterest income increased $106,000 or 72.1% to $254,000 for the nine months ended September 30, 2015 from $147,000 for the nine months ended September 30, 2014. The increase was primarily due to higher security gains of $103,000 recognized during the 2015 period compared to the 2014 period.

Noninterest Expense. Noninterest expense decreased $109,000 or 5.0%, to $2.1 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. The decrease was primarily due to lower professional fees, advertising and promotion expense and occupancy and equipment expense partly offset by increases in compensation and benefits expense and data processing expense. Professional fees decreased $106,000 or 29.3% due to lower consulting and legal fees. These expenses were incurred in 2014 due to the higher costs of compliance and being a newly formed public company as well as professional fees incurred to fill the interim CFO position that did not recur in 2015. Advertising and promotion expense decreased $64,000 or 67.0% due to initiatives the Company undertook in 2014 that did not recur in 2015. Occupancy and equipment expense decreased $29,000 or 9.5% primarily due to higher rental income received and lower network expenses.

Income Tax Expense (Benefit). We recorded a $66,000 income tax benefit for the nine months ended September 30, 2015 and a $147,000 income tax benefit for the nine months ended September 30, 2014. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.                    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 16, 2015	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

