Form 10-K
period 2015-12-31
Sunnyside Bancorp, Inc.
filed 2016-03-25
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2015.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $7,324,055 at June 30, 2015.

As of March 25, 2016, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders.

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

At December 31, 2015, Sunnyside Bancorp had consolidated assets of $91.6 million, liabilities of $79.8 million and equity of $11.8 million.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, commercial loans, student loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2015, $29.2 million, or 61.4%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $13.8 million, or 29.1%, was comprised of commercial real estate and multi-family mortgage loans and $4.5 million, or 9.5%, was comprised of commercial loans, student loans, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations and had no borrowings at December 31, 2015.

For the year ended December 31, 2015, we had a net loss of $80,000, compared to a net loss of $210,000 for the year ended December 31, 2014. Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending, commercial lending, student loan originations and increasing our non-interest income, as ways to improve our profitability in future periods.

The majority of our current executive management team has been with Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, the most important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending, commercial lending, including SBA lending and student loan financing.

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

At December 31, 2015, $29.2 million, or 61.4%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect Sunnyside Federal’s net income.

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

We are a small community savings institution and as of June 30, 2015 (the latest date for which information is available), our market share was 0.11% of total FDIC-insured deposits in Westchester, making us the 30th largest out of 36 financial institutions in Westchester County based upon deposit share as of that date.

Business Strategy

Our current business strategy is to operate as a community bank dedicated to serving the needs of our consumer and business customers and emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	growing our assets and liabilities by increasing our presence in the communities we serve and expanding our service delivery channels;

•	utilizing our management’s commercial banking experience by diversifying our lending operations to increase our emphasis on commercial and multi-family real estate lending, commercial lending including the implementation of a SBA lending program, and student loan originations;

•	maintaining our strong asset quality profile through conservative loan underwriting;

•	increasing our non-interest income through the origination and sale of one-to four-family residential real estate loans and the guaranteed-portion of SBA loans;

•	managing interest rate risk by emphasizing the origination of shorter-term loans for retention in our portfolio;

•	continuing to attract and retain customers in our market area and build our “core” deposits consisting of demand, NOW, savings and money market accounts; and

•	expanding our banking franchise as opportunities arise through de novo branching or a branch acquisition although we do not currently have any understandings or agreements to establish or acquire any new branch offices.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2015, $29.2 million, or 61.4%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2015, $13.8 million, or 29.1% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions, including the origination of SBA loans. To a lesser extent, we also offer commercial loans that are not real estate secured as well as student loans and home equity loans. At December 31, 2015, $4.5 million, or 9.5% of our loan portfolio was comprised of commercial, student and home equity loans. We have, on occasion, purchased loans, including commercial real estate and one- to four-family residential real estate loans, and at December 31, 2015 purchased loans accounted for $10.1 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$29,156	61.4%	$31,457	72.3%
Commercial and multi-family residential	13,816	29.1	9,428	21.6
Home equity lines of credit	408	0.9	370	.8
Other loans	4,123	8.6	2,315	5.3
	$47,503		$43,570
Total loans receivable		100.0%		100.0%
Less:
Deferred loan (costs) fees	(52)		(46)
Allowance for loan losses	463		396

Total loans receivable, net	$47,092		$43,220

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2016. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four- family residential real estate loans	Commercial and multi- family residential real estate loans	Home equity lines of credit	Other loans	Total
	(In thousands)
Due During the Years Ending December 31,
2016	$5	$3,202	$0	$1,548	$4,755
2017	18	0	0	0	18
2018	16	155	0	16	187
2019 to 2020	405	638	0	627	1,670
2021 to 2025	2,581	5,124	359	0	8,064
2026 to 2030	10,099	3,152	49	0	13,300
2031 and beyond	16,032	1,545	0	1,932	19,509

Total	$29,156	$13,816	$408	$4,123	$47,503

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2016.

	Due after December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$24,477	$4,674	$29,151
Commercial and multi-family residential	7,003	3,611	10,614
Home equity lines of credit	0	408	408
Other loans	627	1,948	2,575
Total loans	$32,107	$10,641	$42,748

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2015, $29.2 million, or 61.4% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2015, 84.0% of our one- to four-family residential real estate loans were fixed-rate loans, and 16.0% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We expect to originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2015 was generally $417,000 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2015, we had $13.8 million in commercial and multi-family real estate loans, representing 29.1% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.9 million at December 31, 2015. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2015, our average commercial real estate loan had a balance of $575,000. At that same date, our largest commercial real estate relationship totaled $1.7 million and was performing in accordance with its repayment terms.

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

At December 31, 2015, the average loan balance of our outstanding home equity lines of credit was $102,000, and the largest outstanding balance of any such loan was $223,000. This loan was performing in accordance with its repayment terms at December 31, 2015.

Other Loans. To a lesser extent, we offer commercial loans that are not real estate secured as well as student loans and passbook loans. At December 31, 2015, other loans totaled $4.1 million, or 8.6% of our loan portfolio. The Bank’s student loans are guaranteed by a third- party insurance company in the event of default and totaled $1.9 million at December 31, 2015.

Management believes that offering other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

We have historically retained all of our loans in portfolio, but we may, subject to favorable market conditions, consider selling certain newly originated, longer-term (15 years or greater), fixed-rate one-to-four family residential real estate loans.

We have, on occasion, purchased loans, including commercial real estate and one- to four-family residential real estate loans, and at December 31, 2015, purchased loans accounted for $10.1 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2015	2014
	(In thousands)

Total loans at beginning of year	$43,570	$40,308
Loans originated:
Real estate loans:
One- to four-family residential	835	3,533
Commercial and multi-family	4,638	5,680
Home equity lines of credit	50	-
Total real estate loans	5,523	9,213

Other	1,860	1,688

Total loans originated	$7,383	$10,901

Loans Purchased:
One- to four-family residential	6,011	-
Commercial and multi-family	1,487	-

Total Loans Purchased	7,498
Deduct:
Principal repayments	10,948	7,639

Net loan activity	3,933	3,262

Total loans at end of year	$47,503	$43,570

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2015, our largest credit relationship totaled $3.2 million of which $1.5 million was cash secured and $1.7 million was secured by commercial real estate. At December 31, 2015, this relationship was performing in accordance with its terms. Our second largest relationship at this date was a $1.5 million loan secured by commercial real estate that was performing in accordance with its terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2015
Real estate loans:
One- to four-family residential	1	$279	1	$289	2	$568
Commercial and multi-family residential	1	737	-	-	1	737
Home equity lines of credit	1	25	-	-	1	25
Commercial	-	-	-	-	-	-
Other loans	-	-	-	-	-	-
Total	3	$1,041	1	$289	4	$1,330

At December 31, 2014
Real estate loans:
One- to four-family residential	-	$-	2	$297	2	$297
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Other loans	-	-	-	-	-	-
Total	-	$-	2	$297	2	$297

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2015		2014
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential		$289		$432
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total		289		432

Accruing loans 90 days or more past due:	$		$
Real estate loans:
One- to four-family residential		―		―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total loans 90 days or more past due		―		―

Total non-performing loans		$289		$432

Real estate owned		2		―
Other non-performing assets		―		―

Total non-performing assets		$291		$432

Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$	―	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total	$	―	$	―

Ratios:
Total non-performing loans to total loans		0.61%		0.99%
Total non-performing loans to total assets		0.32%		0.46%
Total non-performing assets to total assets		0.32%		0.46%

For the year ended December 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $20,600. Interest income recognized on such loans for the year ended December 31, 2015 was $4,900.

Non-performing loans totaled $289,000 and $432,000 at December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015, we had five real estate loans totaling $1.6 million that were categorized as special mention. These loans are seasoned, and at December 31, 2015 were adequately collateralized. One loan for $403,000 was current, but management deems the loan special mention due to the lack of current financial information. The second loan for $130,000 was current but was categorized as special mention due to past delinquencies. The third loan for $737,000 was past due 30 days while two additional loans totaling $304,000 were 60 days past due.

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2015 and 2014.

	At December 31,
	2015	2014
	(In thousands)

Classification of Assets:
Substandard	$289	$432
Doubtful	—	—
Loss	—	—
Total Classified Assets	$289	$432
Special Mention	$1,576	$454

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2015, we had no potential problem loans that are not accounted for above under “ – Classified Assets.” Please see “ – Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2015.

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

For 2015 and 2014, we recorded a provision of $67,000 and $56,000, respectively. The allowance for loan losses was $463,000, or 0.98% of total loans, at December 31, 2015, compared to $396,000, or 0.91% of total loans, at December 31, 2014. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2015	2014
	(In thousands)

Balance at beginning of year	$396	$340

Charge-offs:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total charge-offs	―	―

Recoveries:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total recoveries	―	―

Net charge-offs	―	―
Provision for loan losses	67	56

Balance at end of year	$463	$396

Ratios:
Net charge-offs to average loans outstanding	― %	― %
Allowance for loan losses to non-performing loans at end of year	160.2%	91.7%
Allowance for loan losses to total loans at end of year	0.98%	0.91%

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

	At December 31,
	2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$315	68.1%	61.4%	$258	65.1%	72.3%
Commercial and multi-family residential	130	28.1	29.1	91	23.0	21.6
Home equity lines of credit	3	0.6	0.9	3	.8	.8
Other loans	15	3.2	8.7	32	8.1	5.3
Total allocated allowance	463	100.0	100.0	384	97.0	100.0
Unallocated allowance	0	0	0	12	3.0	—
Total allowance for loan losses	$463	100%	100%	$396	100.0%	100.0%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2015, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions. At December 31, 2015, we owned $103,800 in Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York. At December 31, 2015, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Central Bankers Bank) at the dates indicated.

	At December 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held to maturity:
United States government and agency securities	$2,000	$2,049	$2,000	$2,077
Mortgage-backed securities	1,920	1,979	3,337	3,476
State, county and municipal securities	816	831	817	825
Total securities held to maturity	$4,736	$4,859	$6,154	$6,378

Securities available for sale:
Unites States government and agency securities	5,661	5,615	5,997	5,941
Mortgage-backed securities	$25,327	$25,135	$28,527	$28,571
Total securities available for sale	$30,988	$30,750	$34,524	$34,512

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
US government and agency securities	$-	-%	$-	-%	$-	-%	$2,000	4.0%	$2,000	$2,049	4.0%
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$1,920	1.77%	$1,920	$1,979	1.77%
State, county and municipal securities	$65	4.0%	$405	2.66%	$-	-%	$346	3.27%	$816	$831	3.02%
Total securities held to maturity	$65	4.0%	$405	2.66%	$-	-%	$4,266	2.94%	$4,736	$4,859	2.92%

Securities available for sale
US government and agency securities	$-	0%	$999	1.52%	$1,500	2.33%	$3,161	3.16%	$5,661	$5,615	2.70%
Mortgage-backed	$-	0%	$-	-%	$5,146	1.41%	$20,181	1.98%	$25,327	$25,135	1.86%
Total securities available for sale	$-	0%	$999	1.52%	$6,646	1.62%	$23,343	2.08%	$30,988	$30,750	1.96%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We historically have not used Federal Home Loan Bank advances to fund our operations, and we had no such advances as of December 31, 2015 or 2014.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2015, $30.1 million, or 38.6% of our total deposit accounts were certificates of deposit, of which $22.3 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2015				2014
	Average Balance	Percent	Weighted Average Rate		Average Balance	Percent	Weighted Average Rate
	(In thousands)

Deposit Type
Non-interest-bearing checking	$4,033	5.1%	―	%	$4,729	6.0%	―	%
NOW	10,255	13.0	0.05		10,345	13.1	0.05
Passbook	30,260	38.5	0.11		28,192	35.8	0.11
Money Market	3,040	3.9	0.10		3,471	4.4	0.10
Certificates of Deposit	31,030	39.5	0.99		32,036	40.7	1.04
Total Deposits	$78,618	100.0%	0.44%		$78,773	100.00%	0.46%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014
	(In thousands)

Interest Rate:
Less than 2.00%	$21,139	$22,681
2.00% to 2.99%	8,990	9,020
3.00% to 3.99%	-	-
4.00% to 4.99%	-	-
5.00% and above	―	―

Total	$30,129	$31,701

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
Less than 2.00%	$16,238	$2,281	$1,565	$1,055	$21,139	70.2%
2.00% to 2.99%	5,758	3,132	100	-	8,990	29.8
3.00% to 3.99%	–	–	–	–	–	–
4.00% to 4.99%	-	-	-	-	-	-

Total	$21,996	$5,413	$1,665	$1,055	$30,129	100.0%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $11.1 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2015
(In thousands)

Three months or less	$1,806
Over three through six months	1,015
Over six months through one year	4,935
Over one year to three years	2,878
Over three years	511

Total	$11,145

Borrowing Capacity. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is eligible to obtain advances from the Federal Home Loan Bank by pledging investment securities as collateral or mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. Additionally, at December 31, 2015, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. We have historically not relied on Federal Home Loan Bank advances or other borrowings as a funding source, and we had no such borrowings at December 31, 2015 or 2014.

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

Employees

As of December 31, 2015, we had 15 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Capital Requirements. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

.

In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Sunnyside Federal, compared to the current U.S. risk-based capital rules. The Basel Rules defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

The Basel Rules (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the reductions/adjustments from capital as compared to existing regulations.

Under the Basel Rules, the minimum capital ratios for Sunnyside Federal are as follows:

•	4.5 percent CET1 to risk-weighted assets.

•	6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, the Basel Rules will also require the Company to maintain a 2.5 percent “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019.

The Basel Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1. The deductions and other adjustments to CET1 are being phased in incrementally between January 1, 2015 and January 1, 2018.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Sunnyside Federal, were permitted to make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. We made this one-time election in the applicable bank regulatory reports as of March 31, 2015.

With respect to Sunnyside Federal, the Basel Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. The OCC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The Basel Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0 percent, 20 percent, 50 percent and 100 percent) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0 percent for U.S. Government and agency securities, to 600 percent for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Association’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2015 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2015, the Association would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2015, Sunnyside Federal satisfied the QTL test.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.58 basis points of an institution's total assets less tangible capital.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Sunnyside Federal was in compliance with this requirement. While Sunnyside Federal’s ability to borrow from the Federal Home Loan Bank of New York provides an additional source of liquidity, Sunnyside Federal has historically limited its use of advances from the Federal Home Loan Bank to fund its operations.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2015, Sunnyside Federal had $1,503,000 of federal net operating loss carry-forwards and $1,442,000 of New York State net operating loss carry-forwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. Sunnyside Federal had a capital loss carryover of $719,639, which expired unused during the year ending December 31, 2015. This capital loss carryover had been fully reserved for prior to 2015.

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

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

•	The statutory tax rate was reduced from 7.1% to 6.5%.
•	An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over six years.

•	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate will not be reduced until 2016. It is expected that the net impact of these laws will result in a modest reduction in our current income tax expense. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.          Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.4 million at December 31, 2015.

ITEM 3.          Legal Proceedings

At December 31, 2015, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.          Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of December 31, 2015 was 94. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2015 and 2014.

	High Sale	Low Sale
2015
Quarter ended December 31	$12.00	$10.26
Quarter ended September 30	$10.83	$9.70
Quarter ended June 30	$10.70	$10.00
Quarter ended March 31	$10.25	$9.84
2014
Quarter ended December 31	$10.00	$9.80
Quarter ended September 30	$10.06	$9.30
Quarter ended June 30	$9.75	$9.35
Quarter ended March 31	$9.75	$9.18

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

(b)          Sales of Unregistered Securities. Not applicable.

(c)          Use of Proceeds. Not applicable.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2015 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights (1)	Number of common stock remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	10,500	N/A	92,655
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	10,500	N/A	92,655

(1)	Reflects exercise price of options only.

(e)          Stock Repurchases. Not applicable.

(f)          Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.             Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2015 and December 31, 2014 and our results of operations for the years ended December 31, 2015 and 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2015, $29.2 million or 61.4% of our total loan portfolio was comprised of owner-occupied, one-

to four family residential real estate loans and $13.8 million or 29.1% was comprised of commercial and multi-family real estate loans.

As a result of our strict, quality-oriented underwriting and credit monitoring processes, we had $291,000 in non-performing assets at December 31, 2015 and $432,000 at December 31, 2014. There were $1.3 million of delinquent loans at December 31, 2015 compared to $297,000 of delinquent loans at December 31, 2014.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have limited our use of borrowings to fund our operations and had no borrowings at December 31, 2015.

A majority of the members of our current executive management team joined Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, the most important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending, student loan financing and commercial lending, including Small Business Administration (SBA) lending.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2015, 97.7% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets decreased $1.5 million, or 1.7%, to $91.6 million at December 31, 2015 from $93.2 million at December 31, 2014. The decrease was primarily the result of decreases in investment securities partly offset by an increase in loans.

Securities available for sale decreased $3.8 million, or 10.9%, to $30.8 million at December 31, 2015 from $34.5 million at December 31, 2014 while securities held to maturity decreased $1.4 million, or 23.0%. The decrease in securities during 2015 was a result of funding loan growth.

Net loans receivable increased $3.9 million, or 9.0%, to $47.1 million at December 31, 2015 from $43.2 million at December 31, 2014. The increase in loans receivable during this period was primarily due to an increase of $4.4 million, or 46.5%, in commercial and multi-family real estate loans as well as an increase in other loans of $1.8 million. These increases were partly offset by a $2.3 million decrease in the one-to four- family residential loan portfolio.

Cash and cash equivalents decreased $393,000, or 10.6%, to $3.3 million at December 31, 2015 from $3.7 million at December 31, 2014. The decrease was primarily due to an increase in loans that was offset by a decrease in investments and deposits. Principal payments and sales reduced the securities available for sale and held to maturity portfolios by $3.8 million or 10.9% and $1.4 million, or 23.0%, respectively. These reductions were deployed into growth in the loan portfolio.

At December 31, 2015, our investment in bank-owned life insurance was $2.1 million, an increase of $66,000, from $2.1 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $302,000, or 32.5%, to $1.2 million at December 31, 2015 from $929,000 at December 31, 2014. The increase resulted primarily from increases in the tax effect of the unfunded pension liability, unrealized losses on securities, net operating loss carryover and allowance for loan losses.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and an annuity contract for a former director, decreased $120,000, or 26.7%, to $330,000 at December 31, 2015 from $450,000 at December 31, 2014 primarily due to a reduction in prepaid assets and receivables.

Total deposits decreased $1.4 million, or 1.8%, to $78.1 million at December 31, 2014 from $79.6 million at December 31, 2014. The decrease was primarily due to lower certificate of deposit and non-interest bearing balances partly offset by increases in NOW and savings balances. Certificates of deposits decreased $1.6 million, or 5.0% primarily due to the Company allowing higher rate deposits to run-off. Non-interest bearing checking decreased $1.1 million or 23.6% while NOW accounts increased $666,000, or 6.2%.

We had no borrowings outstanding at December 31, 2015 or 2014. At December 31, 2015, we had the ability to borrow approximately $27.5 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2015, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $345,000, or 2.8%, to $11.9 million at December 31, 2015 compared to $12.2 million at December 31, 2014 primarily due to an increase in unrealized losses in our investment portfolio and increased pension liabilities included in accumulated other comprehensive loss along with our net loss for 2015.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. We had a net loss of $80,000 during 2015 as compared to net loss of $210,000 for 2014. The decrease in our net loss resulted primarily from higher non-interest income, net interest income and lower non-interest expense partly offset by a lower income tax benefit and higher loan loss provision.

Our current business strategy includes increasing the Bank’s asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

Our ability to achieve profitability depends upon a number of factors, including general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies. If we fail to generate additional revenue or reduce our expenses, we may continue to incur losses in 2016 and in future years and we may never generate net income. Over time, continued net losses and negative cash flow could drain our capital and endanger the safety and soundness of the Bank.

Net Interest Income. Net interest income increased $26,000, or 1.1%, to $2.33 million for the year ended December 31, 2015 from $2.30 million for the year ended December 31, 2014. The increase in net interest income was primarily due to a $47,000 or 11.9% decrease in interest expense. The decrease in interest expense was primarily driven by management’s decision to reduce the Bank’s reliance on higher costing certificates of deposit and allowing higher rate certificates of deposit totaling $1.6 million to run-off.

Interest income on loans increased $161,000, or 8.7%, primarily due to an increase in loan balances. This increase was offset by a decline of $196,000 or 29.2% in interest income on mortgage-backed securities, partly offset by higher income on investment securities of $15,000 or 8.9% mainly due to higher balances. The average yield on our loans decreased 28 basis points, and the average yield on our mortgage-backed securities decreased 18 basis points while the average yield on investment securities increased 1 basis point during 2015. Our net interest rate spread increased 7 basis points to 2.74% for the year ended December 31, 2015 from 2.67% for the year ended December 31, 2014, and our net interest margin increased 5 basis points to 2.79% for 2015 from 2.74% for 2014.

Interest and Dividend Income. Interest and dividend income decreased $21,000 to $2.7 million for the year ended December 31, 2015 from $2.7 million for the year ended December 31, 2014. Loan interest income increased $161,000 or 8.7% and interest on investment securities increased $15,000 or 8.9% compared to 2014, but were offset by a decrease in interest on mortgage-backed securities of $196,000 or 29.2%.

Interest income on loans increased $161,000, or 8.7%, to $2.0 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. The increase resulted primarily from an increase in average loan balances of $6.4 million in 2015 to $47.2 million from $40.7 million in 2014. These increases were partly offset by a decrease in the average yield of loans to 4.26% in 2015 from 4.54% for 2014.

Interest and dividend income on investment securities increased $15,000 to $185,000 for the year ended December 31, 2015 from $170,000 for the year ended December 31, 2014 primarily due to an increase in the average balance of $565,000 or 8.7% and an increase in yield of 1 basis point from 2.61% in 2014 to 2.62% in 2015. Interest on mortgage-backed securities decreased $196,000 to $475,000 for 2015 from $671,000 for 2014 primarily due to a decrease in average balance of $7.7 million or 22.2% and a decrease in the average yield of 18 basis points from 1.93% in 2014 to 1.75% in 2015.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $47,000, or 11.9%, to $350,000 for the year ended December 31, 2015 from $397,000 for the year ended December 31, 2014. The decrease in the cost of interest-bearing deposits and borrowings was due to a decrease of 7 basis points in the average rate paid on these funds to 0.47% for 2015 from 0.54% for 2014, reflecting lower market interest rates. Also contributing to the decrease in interest expense was a decrease of $1.0 million, or 3.1%, in the average balance of certificates of deposit to $ 31.0 million for the year ended December 31, 2015 from $32.0 million for the year ended December 31, 2014.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $67,000 for the year ended December 31, 2015 compared to $56,000 for the year ended December 31, 2014. The increase was mainly due to an increase in the commercial real estate loan portfolio due to loan growth and to higher reserves for the residential loan portfolio due to a foreclosure action. The allowance for loan losses was $463,000 at December 31, 2015 compared to $396,000 at December 31, 2014. We had $289,000 in non-performing loans at December 31, 2015 and $432,000 at December 31, 2014. During the years ended December 31, 2015 and 2014 we had no loan charge-offs or recoveries.

Noninterest Income. Noninterest income increased $117,000 or 60.8% to $309,000 for the year ended December 31, 2015 from $192,000 for the year ended December 31, 2014. The increase was primarily due to a $103,000 increase in gains on the sale of securities and a $13,000 gain on the sale of loans.

Noninterest Expense. Noninterest expense decreased $78,000, or 2.8%, to $2.7 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014. Compensation and benefits increased $87,000, or 6.5% to $1.4 million for 2015 from $1.3 million for 2014, resulting from normal salary and related benefit increases and a new hire. Data processing fees increased $25,000 or 10.8% primarily due to higher costs related to the Bank’s core processing as well as additional costs to support new products and services. These increases were offset by lower professional fees, advertising and occupancy expenses. Professional fees decreased $116,000, or 24.7%, to $355,000 for 2015 from $471,000 in 2014. The decrease was due to higher consulting fees, legal fees and accounting fees paid in 2014 to fill the interim CFO position that were not incurred in 2015. Advertising and promotion expense decreased $43,000, or 49.4% due to the cost of initiatives in 2014 not undertaken in 2015. Occupancy and equipment decreased $28,000 or 7.0%, to $372,000 for 2015 from $400,000 for 2014 as a result of increased rental income and a decrease in infrastructure costs.

Income Tax Expense. We recorded an income tax benefit of $98,000 for the year ended December 31, 2015 based on a loss before taxes of $179,000 compared to a tax benefit of $178,000 in 2014 based on a loss before taxes of $388,000. The income tax benefit is calculated based on our pre-tax loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

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

	For the Years Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$47,174	$2,009	4.26%	$40,734	$1,848	4.54%
Investment securities	7,073	185	2.62%	6,508	170	2.61%
Mortgage-backed securities	27,069	475	1.75%	34,786	671	1.93%
Fed funds sold and other interest-earning assets	2,190	9	0.41%	2,112	10	0.47%
Total interest-earning assets	83,506	2,678	3.21%	84,140	2,699	3.21%
Non-interest-earning assets	8,700			8,051
Total assets	$92,206			$92,191

Interest-bearing liabilities:
Transaction accounts	$10,255	6	0.06%	$10,345	6	0.06%
Regular savings	30,260	34	0.11%	28,192	32	0.11%
Money market	3,040	3	0.10%	3,471	3	0.09%
Certificates of deposit	31,030	307	0.99%	32,036	356	1.11%
Other borrowings	79	0	0.34%	88	0	0.40%
Total interest-bearing liabilities	74,664	350	0.47%	74,132	397	0.54%
Noninterest-bearing liabilities	5,280			5,896
Total liabilities	79,944			80,028
Equity	12,262			12,163
Total liabilities and equity	$92,206			$92,191

Net interest income		$2,328			$2,302
Interest rate spread (1)			2.74%			2.67%
Net interest-earning assets (2)	$8,842			$10,008
Net interest margin (3)		2.79%			2.74%
Average interest-earning assets to average interest-bearing liabilities	111.84%			113.50%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the Years Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$279	$(118)	$161
Investment securities	15	0	15
Mortgage-backed securities	(139)	(57)	(196)
Fed funds sold and other interest-earning assets	0	(1)	(1)
Total interest income	155	(176)	(21)

Interest-bearing liabilities:
NOW accounts	0	0	0
Regular savings	2	0	2
Money market	0	0	0
Certificates of deposit	(11)	(38)	(49)
Total interest expense	(9)	(38)	(47)
Increase(decrease) in net interest income	$164	$(138)	$26

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2015 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(In thousands)

+400	$2,009	(14.54)%
+300	$2,191	(6.80)%
+200	$2,302	(2.10)%
+100	$2,364	(0.53)%
Level	$2,351	—
-100	$2,255	(4.11)%

____________________

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2015, we had the capacity to borrow approximately $27.5 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2015, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. However, we have historically limited our use of Federal Home Loan Bank advances or any other borrowings to fund our operations, and at December 31, 2015 and 2014, we had no outstanding advances from the Federal Home Loan Bank of New York or any other borrowings.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2015, loan originations and purchases totaled $7.4 million and $7.5 million, respectively, compared to originations and purchases of $10.9 million and $0.00, respectively, for the year ended December 31, 2014. Purchases of investment and mortgage-backed securities totaled $10.9 million for the year ended December 31, 2015 and $5.6 million for the year ended December 31, 2014.

Total deposits decreased $1.5 million during the year ended December 31, 2015, while total deposits increased $1.5 million during the year ended December 31, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2015, certificates of deposit scheduled to mature within one year totaled $22.0 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2015 and 2014, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2015 under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2015. Our Tier 1 and total risked-based capital was $11.7 million and $12.2 million, respectively, or 29.3% and 30.4% of total assets at December 31, 2015. At December 31, 2014, our Tier 1 and total risked-based capital was $12.1 million and $12.5 million, respectively, or 30.5% and 31.5% of total assets.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The amendments in this ASU are effective beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in this ASU are effective beginning after December 15, 2016. The adoption of this guidance on January 1, 2016 is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 is not expected to have a material effect on the operating results or financial position of the Company.

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

ITEM 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A           Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the identification, business experience and qualifications of Sunnyside’s directors will be included in Sunnyside’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held on June 14, 2016 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the section entitled “Principal Beneficial Owners of the Company’s Common Stock” in the Company’s Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.    Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2015 and 2014;

(C)	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014;

(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015 and 2014;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Sunnyside Bancorp*
3.2	Bylaws of Sunnyside Bancorp*
4	Form of Common Stock Certificate of Sunnyside Bancorp*
10.1	Form of Employment Agreement with Timothy D. Sullivan**
10.2	Form of Employment Agreement with Gerardina Mirtuono***
10.3	Form of Employee Stock Ownership Plan*
10.4	Employment Agreement with Edward Lipkus****
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2015, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.
**	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013 and the Current Report on Form 8-K filed on June 22, 2015.
***	Incorporated by reference to the Current Report on Form 8-K (file no. 000-55005) filed on August 11, 2014.
****	Incorporated by reference to the Current Report on Form 8-K (file no. 000-55005) filed on July 30, 2015.

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

We have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and Subsidiary (the "Company"), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Bancorp, Inc. and Subsidiary, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

March 25, 2016

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2015	2014
Assets

Cash and cash equivalents	$3,326,660	$3,719,882
Securities held to maturity, net; approximate fair value of $4,859,000 (2015) and $6,378,000 (2014)	4,736,273	6,154,237
Securities available for sale	30,750,302	34,511,669
Loans receivable, net	47,092,298	43,219,661
Premises and equipment, net	1,465,439	1,612,029
Federal Home Loan Bank of New York and other stock, at cost	204,120	207,820
Accrued interest receivable	332,474	275,571
Cash surrender value of life insurance	2,139,657	2,073,455
Deferred income taxes	1,231,696	929,235
Other assets	329,880	449,821

Total assets	$91,608,799	$93,153,380

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$78,109,759	$79,555,416
Advances from borrowers for taxes and insurance	628,645	731,757
Other liabilities	1,016,871	668,090

Total liabilities	79,755,275	80,955,263

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,093,621	7,081,577
Unallocated common stock held by the Employee Stock Ownership Plan	(488,818)	(511,030)
Retained earnings	6,355,056	6,435,539
Accumulated other comprehensive (loss)	(1,114,270)	(815,904)

Total stockholders' equity	11,853,524	12,198,117

Total liabilities and stockholders' equity	$91,608,799	$93,153,380

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014

Interest and dividend income:
Loans	$2,008,471	$1,847,551
Investment securities	185,273	170,171
Mortgage-backed securities	475,376	671,296
Federal funds sold and other earning assets	8,936	10,317

Total interest and dividend income	2,678,056	2,699,335

Interest expense:
Deposits	349,701	396,720
Borrowings	272	354

Total interest expense	349,973	397,074

Net interest income	2,328,083	2,302,261

Provision for loan losses	67,188	55,910

Net interest income after provision for loan losses	2,260,895	2,246,351

Non-interest income:
Fees and service charges	108,687	109,097
Net gain on sale of securities	121,159	18,078
Net gain on sale of loans	12,936	-
Income on bank owned life insurance	66,202	64,961

Total non-interest income	308,984	192,136

Non-interest expense:
Compensation and benefits	1,429,727	1,342,714
Occupancy and equipment, net	371,825	399,737
Data processing service fees	261,223	235,767
Professional fees	354,861	471,329
Federal deposit insurance premiums	61,662	63,639
Advertising and promotion	44,050	86,999
Other	225,173	226,170

Total non-interest expense	2,748,521	2,826,355

(Loss) before income taxes	(178,642)	(387,868)

Income tax (benefit)	(98,159)	(177,501)

Net (loss)	$(80,483)	$(210,367)

Basic and diluted loss per share	$(0.11)	$(0.28)
Weighted average shares outstanding basic and diluted	743,604	741,383

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2015	2014

Net (loss)	$(80,483)	$(210,367)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net loss arising during the period	(351,252)	(208,328)
Amortization of loss included in net periodic plan cost	81,903	72,841

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(126,397)	897,094
Reclassification adjustment for (gains) losses included in operations	(99,026)	(13,653)

Other comprehensive income (loss), before tax	(494,772)	747,954

Income tax (benefit) expense related to items of other comprehensive income	(196,406)	296,906

Other comprehensive income (loss), net of tax	(298,366)	451,048

Comprehensive income (loss)	$(378,849)	$240,681

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2013	$7,935	$7,082,343	$(533,229)	$6,645,906	$(1,266,952)	$11,936,003

Net Loss	-	-	-	(210,367)	-	(210,367)

ESOP shares allocated or committed to be released	-	(766)	22,199	-	-	21,433

Other comprehensive income, net of tax	-	-	-	-	451,048	451,048

Balance at December 31, 2014	7,935	7,081,577	(511,030)	6,435,539	(815,904)	12,198,117

Net Loss	-	-	-	(80,483)	-	(80,483)

ESOP shares allocated or committed to be released	-	1,020	22,212	-	-	23,232

Restricted stock awards earned	-	11,024	-	-	-	11,024

Other comprehensive income, net of tax	-	-	-	-	(298,366)	(298,366)

Balance at December 31, 2015	$7,935	$7,093,621	$(488,818)	$6,355,056	$(1,114,270)	$11,853,524

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(80,483)	$(210,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	152,368	152,678
Amortization of premiums and accretion of discounts, net	167,026	199,279
Amortization of deferred loan fees and costs, net	(155)	19,942
Provision for loan losses	67,188	55,910
Net gain on sales of securities	(121,159)	(18,078)
Net gain on sales of loans	(12,936)	-
Increase in accrued interest receivable	(56,903)	(7,775)
Increase in cash surrender value of life insurance	(66,202)	(64,961)
Deferred income taxes	(106,055)	(179,177)
Net decrease in other assets	119,941	69,456
Net increase (decrease) in other liabilities	79,432	(64,607)
Amortization of stock compensation plans	34,256	21,433
Net cash provided by (used in) operating activities	176,318	(26,267)

Cash flows from investing activities:
Purchases of securities available for sale	(10,928,583)	(3,000,000)
Purchases of securities held to maturity	-	(2,552,844)
Repayments and maturities of securities held to maturity	456,285	838,155
Repayments and maturities of securities available for sale	4,291,159	5,549,488
Proceeds from sales of securities held to maturity	982,705	230,771
Proceeds from sales/calls of securities available for sale	10,106,475	1,877,730
Redemption of Federal Home Loan Bank and other stock	3,700	14,600
Loans purchased	(7,498,811)	-
Proceeds from sales of loans	304,716	-
Loan originations, net of principal repayments	3,267,361	(3,255,404)
Purchases of bank premises and equiment	(5,778)	(162,256)
Net cash provided by (used in) investing activities	979,229	(459,760)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,445,657)	1,530,812
Net (decrease) increase in advances from borrowers for taxes and insurance	(103,112)	38,574
Net cash (used in) provided by financing activities	(1,548,769)	1,569,386

Net (decrease) increase in cash and cash equivalents	(393,222)	1,083,359

Cash and cash equivalents at beginning of year	3,719,882	2,636,523

Cash and cash equivalents at end of year	$3,326,660	$3,719,882
Supplemental Information:

Cash paid for:
Interest	$349,991	$396,287
Income taxes (refunds received), net	$15,000	$(36,966)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2015 and 2014, the Company had no securities classified as trading.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2015 and 2014. The Company’s policy is to recognize interest and penalties on unrecognized

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Income Taxes (Cont’d)

tax benefits in income tax expense in the statement of income. The amount of interest and penalties for the years ended December 31, 2015 and 2014 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2011.

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

Equity Incentive Plan:

On July 17, 2014, the Board of Directors adopted the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan. (the “ Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805.

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Earnings Per Share

Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unallocated shares held by the ESOP and the unvested shares of restricted stock. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and non-vested restricted stock grants.  Potential common shares related to stock options are determined using the treasury stock method.

Reclassifications

Certain amounts in the 2014 financial statements have been reclassified in order to conform to the 2015 presentation.

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of December 31, 2015, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The adoption of this guidance on January 1, 2015 did not have a material effect on the operating results or financial position of the Company.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The amendments in this ASU are effective beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 is not expected to have a material effect on the operating results or financial position of the Company.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in this ASU are effective beginning after December 15, 2016. The adoption of this guidance on January 1, 2016 is not expected to have a material impact on the Company’s financial condition or results of operations.

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 is not expected to have a material effect on the operating results or financial position of the Company.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$49,394	$-	2,049,394
State, county, and municipal obligations	816,364	15,255	571	831,048
Mortgage-backed securities	1,919,909	59,112	-	1,979,021

	$4,736,273	$123,761	$571	$4,859,463

Securities available for sale:
U.S. government and agency obligations	$5,660,537	$-	$45,055	5,615,482
Mortgage-backed securities	25,327,782	54,108	247,070	25,134,820

	$30,988,319	$54,108	$292,125	$30,750,302

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$76,654	-	$2,076,654
State, county, and municipal obligations	817,280	10,234	2,423	825,091
Mortgage-backed securities	3,336,957	138,807	-	3,475,764

	$6,154,237	$225,695	$2,423	$6,377,509

Securities available for sale:
U.S. government and agency obligations	$5,997,345	$2,025	$58,756	$5,940,614
Mortgage-backed securities	28,526,918	229,096	184,959	28,571,055

	$34,524,263	$231,121	$243,715	$34,511,669

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $2.3 million, $11.5 million, $10.0 million, and $3.6 million, respectively, at December 31, 2015 ($5.1 million, $14.0 million, $7.3 million, and $5.5 million, respectively, at December 31, 2014).

Proceeds from the sale/call of securities available for sale amounted to $10,106,000 and $1,878,000 for the years ended December 31, 2015 and December 31, 2014, respectively. Net gains of $99,000 and $13,700 were recognized on these sales for the years ended December 31, 2015 and 2014, respectively.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES (Cont’d)

Proceeds from the sale of securities held to maturity amounted to $983,000 and $231,000 for the years ended December 31, 2015 and 2014, respectively. Net gains of $22,100 and $4,400 were recognized on these sales, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at December 31, 2015 and 2014, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$65,637	$-	$-
After one to five years	405,463	410,756	999,176	988,268
After five to ten years	-	-	6,646,014	6,592,105
After ten years	4,265,810	4,383,070	23,343,129	23,169,929

	$4,736,273	$4,859,463	$30,988,319	$30,750,302

	December 31, 2014
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	391,777	394,383	3,997,344	3,957,863
After five to ten years	79,829	82,066	8,769,676	8,803,062
After ten years	5,682,631	5,901,060	21,757,243	21,750,744

	$6,154,237	$6,377,509	$34,524,263	$34,511,669

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2015 and 2014, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$4,627,215	$(34,146)	$988,267	$(10,909)
Mortgage-backed securities	16,181,086	(128,104)	3,983,918	(118,966)

	20,808,301	(162,250)	4,972,185	(129,875)
Securities held to maturity:
State, county, and municipal obligations	204,986	(571)	-	-

	$21,013,287	$(162,821)	$4,972,185	$(129,875)

	December 31, 2014
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$999,738	$262	$2,938,851	$58,494
Mortgage-backed securities	5,573,324	21,827	6,116,841	163,131

	6,573,062	22,089	9,055,692	221,625
Securities held to maturity:
State, county, and municipal obligations	204,584	2,423	-	-

	$6,777,646	$24,512	$9,055,692	$221,625

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2015, a total of 40 securities were in an unrealized loss position (19 at December 31, 2014). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 and December 31, 2014 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET

	December 31,
	2015	2014
Mortgage loans:
Residential 1-4 family	$29,156,224	$31,457,055
Commercial and multi-family	13,816,059	9,428,335
Home equity lines of credit	407,764	369,795

	43,380,047	41,255,185

Other loans:
Secured by savings accounts	18,201	32,371
Student	1,932,791	126,688
Commercial	2,171,795	2,155,951

	4,122,787	2,315,010

Total loans	47,502,834	43,570,195

Less:
Deferred loan fees (costs), net	(52,707)	(45,521)
Allowance for loan losses	463,243	396,055

	410,536	350,534

	$47,092,298	$43,219,661

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $169,000 and $228,000 at December 31, 2015 and 2014, respectively.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2015	2014

Balance at beginning of year	$396,055	$340,145
Provision for loan losses	67,188	55,910

Balance at end of year	$463,243	$396,055

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2015 and 2014. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$28,458	$12,676	$383	$4,123	$45,640
Special Mention	409	1,140	25	-	1,574
Substandard	289	-	-	-	289

Total	$29,156	$13,816	$408	$4,123	$47,503

	December 31, 2014
	Mortgage Loans
		Commercial		Commercial
	Residential	and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$31,025	$8,974	$370	$2,315	$42,684
Special Mention	-	454	-	-	454
Substandard	432	-	-	-	432

Total	$31,457	$9,428	$370	$2,315	$43,570

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$279	$289	$568	$28,588	$29,156	$-
Commercial and multi-family	-	737	-	$737	13,079	13,816	-
Home equity lines of credit	-	25	-	$25	383	408	-
Other loans	-	-	-	$-	4,123	4,123	-

	$-	$1,041	$289	$1,330	$46,173	$47,503	$-

	December 31, 2014
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$297	$297	$31,160	$31,457	$-
Commercial and multi-family	-	-	-	-	9,428	9,428	-
Home equity lines of credit	-	-	-	-	370	370	-
Other loans	-	-	-	-	2,315	2,315	-

	$-	$-	$297	$297	$43,273	$43,570	$-

There were no impaired loans or troubled debt restructured loans at December 31, 2015 and 2014.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Residential 1-4 family	$289	$432
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-

Total non-accrual loans	289	432

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$289	$432

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $20,600 and $29,600 for the year ended December 31, 2015 and 2014, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $4,900 and $15,700 during the year ended December 31, 2015 and 2014, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2015
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	57	39	-	(17)	(12)	67

Ending Balance	$315	$130	$3	$15	$-	$463

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

	Year Ended
	December 31, 2014
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Other	Unallocated	Total
	(In thousands)

Beginning balance	$295	$34	$6	$5	$-	$340
Provision for loan losses	(37)	57	(3)	27	12	56

Ending Balance	$258	$91	$3	$32	$12	$396

5. PREMISES AND EQUIPMENT, NET

	December 31,
	2015	2014

Land and land improvements	$766,939	$766,939
Building and building improvements	2,491,442	2,452,621
Furniture, fixtures and equipment	852,391	885,434

	4,110,772	4,104,994
Less accumulated depreciation	(2,645,333)	(2,492,965)

	$1,465,439	$1,612,029

Depreciation expense for the years ended, December 31, 2015 and 2014, was $152,368 and $152,678, respectively.

6. ACCRUED INTEREST RECEIVABLE

	December 31,
	2015	2014

Loans	$198,578	$137,154
Mortgage-backed securities	74,343	89,211
Investment securities	59,553	49,206

	$332,474	$275,571

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEPOSITS

	December 31,
	2015		2014
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$3,617,174	0.00%	$4,736,482
NOW accounts	0.05%	11,396,225	0.05%	10,730,326
Regular savings and clubs	0.10%	22,836,459	0.10%	21,479,246
Super saver	0.15%	7,030,486	0.15%	7,443,330
Money market	0.10%	3,100,017	0.10%	3,464,679

		47,980,361		47,854,063

Certificates of deposit	0.99%	30,129,398	1.04%	31,701,353

	0.44%	$78,109,759	0.46%	$79,555,416

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2015	2014
	(In thousands)

One year or less	$21,996	$13,953
Over one to three years	7,078	15,532
Over three years	1,055	2,216

	$30,129	$31,701

Certificates of deposit with balances of $100,000 or more totaled $11.1 million and $11.6 million at December 31, 2015 and 2014, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEPOSITS (Cont’d)

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2015	2014

NOW	$5,575	$5,663
Savings and clubs	33,735	31,955
Money market	3,035	3,426
Certificates of deposit	307,356	355,676

	$349,701	$396,720

8. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2015	2014

Current tax expense (benefit):
Federal	$(802)	$(7,412)
State	8,698	9,088

	7,896	1,676

Deferred tax expense (benefit):
Federal	(84,582)	(142,187)
State	(21,473)	(36,990)

	(106,055)	(179,177)

	$(98,159)	$(177,501)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 34% to the actual income tax expense (benefit):

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (Cont’d)

	Year Ended
	December 31,
	2015	2014

Federal income tax expense (benefit)	$(60,738)	$(131,875)
State income tax expense (benefit)	(8,432)	(18,415)
Income from life insurance	(22,509)	(23,881)
Tax-exempt interest	(8,473)	(5,972)
Other	1,993	2,642

Actual income tax (benefit)	$(98,159)	$(177,501)

Effective income tax rate	-54.95%	-45.76%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014

Deferred tax assets:
Depreciation	$91,185	$86,409
Benefit plan liabilities	173,325	164,863
Allowance for loan losses	152,373	125,702
Charitable contribution carryover	3,830	1,129
Capital loss carryover	-	719,639
Net operating loss carryover	593,090	495,585
Unfunded pension liability	638,997	532,077
Unrealized loss on securities available for sale	94,485	4,999
Net deferred loan costs/fees	-	7,921
Other	-	9,702

	1,747,285	2,148,026

Valuation allowance	-	(719,639)

Total deferred tax assets	1,747,285	1,428,387

Deferred tax liabilities:
Discounts on investments	849	591
Prepaid benefit plans	511,328	498,561
Net deferred loan costs/fees	3,412	-

Total deferred tax liabilities	515,589	499,152

Net deferred tax assets	$1,231,696	$929,235

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES (Cont’d)

At December 31, 2015, the Company had a federal net operating loss carryover of $1,503,000 and a New York state net operating loss carryover of $1,442,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the tax benefits of certain future deductible temporary differences will be realized based on the reversal of existing temporary differences and future taxable income, and therefore, a valuation allowance has not been provided for these deferred tax assets. Additionally, management had determined that the realization of certain of the Association’s deferred tax assets related to the capital loss carryover was not more likely than not to be realized due to the fact that the loss can only be offset against capital gains, and as such, had provided a valuation allowance against those deferred tax assets at December 31, 2014. The capital loss carryover did expire unused during 2015 and, as a result, the related deferred tax asset was charged against the valuation allowance during 2015.

The Association qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Association, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2015 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2015	2014

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,551,657	$2,499,163
Interest cost	106,576	104,214
Actuarial loss	52,360	146,862
Benefits paid	(183,307)	(198,582)

Projected benefit obligation at end of year	2,527,286	2,551,657

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,493,974	2,450,687
Actual return on plan assets	(104,999)	128,964
Employer contributions	-	112,905
Benefits paid	(183,307)	(198,582)

Fair value of plan assets at end of year	2,205,668	2,493,974

Funded status of plan included in other liabilitites	$(321,618)	$(57,683)

As of December 31, 2015 and 2014, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,609,735 and $1,340,386, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is $95,564.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2015	2014

Discount rate	4.50%	4.50%
Salary increase rate	N/A	N/A

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The components of net periodic plan cost is as follows:

	Year Ended
	December 31,
	2015	2014

Components of net periodic plan cost (credit):
Interest cost	$106,575	$104,214
Expected return on assets	(193,893)	(190,430)
Amortization of unrecognized loss	81,903	72,841

Net periodic plan cost (credit) included in compensation and benefits expense	(5,415)	(13,375)

Changes in benefit obligation recognized in other comprehensive (income) loss:
Net loss	351,252	208,328
Amortization of loss	(81,903)	(72,841)

Benefit obligation recognized in other comprehensive (income) loss	269,349	135,487

Total recognized in net periodic plan cost and other comprehensive (income) loss	$263,934	$122,112

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2015	2014

Discount rate	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
Amortization period	14.20	13.25

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2016	183,655
2017	187,562
2018	190,162
2019	199,672
2020	201,571
Years 2021-2025	1,032,886

$1,995,508

The Company expects to contribute cash of $32,906 to the plan in 2016.

The fair values of the pension plan assets at December 31, 2015, by asset category (see note 13 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$419,998	$419,998	$-	$-
Corporate bonds (a)	498,109	-	498,109	-
Equity securities (b)	1,287,561	1,287,561	-	-

Total	$2,205,668	$1,707,559	$498,109	$-

(a)	Includes eight corporate bonds due within ten years rated BBB- or better by the S&P.

(b)	Includes 62 companies spread over various market sectors.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The fair values of the Association’s pension plan assets at December 31, 2014, by asset category (see note 13 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$405,115	$405,115	$-	$-
Corporate bonds (a)	606,331	-	606,331	-
Equity securities (b)	1,482,528	1,482,528	-	-

Total	$2,493,974	$1,887,643	$606,331	$-

(a) Includes ten corporate bonds due within ten years rated BBB- or better by the S&P.

(b) Includes 65 companies spread over various market sectors.

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $24,000 and $26,000 for the years ended December 31, 2015 and 2014, respectively.

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Employee Stock Ownership Plan (Cont’d)

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Contributions to the ESOP and shares released from the suspense account are to be allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 185 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $23,200, and $21,400 for the years ended December 31, 2015 and 2014, respectively.

The ESOP shares were as follows:

	December 31,
	2015	2014

Allocated shares	4,442	2,221
Shares committed to be released	2,223	2,221
Unearned shares	48,880	51,103

Total ESOP shares	55,545	55,545

Fair value of unearned shares	$562,120	$506,431

Equity Incentive Plan

On July 17, 2014, the Board of Directors adopted the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “ Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. During the year ended December 31, 2015, the Company recognized approximately $11,000 in expense in regard to those restricted stock awards. No restricted stock awards vested during the year ended December 31, 2015. Expected future expense relating to these non-vested restricted shares at December 31, 2015 is $99,225 over a weighted average period of 4.50 years. There were no stock options outstanding as of December 31, 2015.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BENEFIT PLANS (Cont’d)

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2015 and 2014, recorded obligations of $413,268 and $415,316, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,139,657 and $2,073,455 at December 31, 2015 and 2014, respectively. Total expense under these plans was approximately $6,600 and $7,700 for the years ended December 31, 2015 and 2014, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2015	2014

Unrealized net loss on pension plan	$(1,609,735)	$(1,340,386)
Unrealized loss on securities available for sale	(238,017)	(12,594)

Accumulated other comprehensive loss before taxes	(1,847,752)	(1,352,980)

Tax effect	733,482	537,076

Accumulated other comprehensive loss	$(1,114,270)	$(815,904)

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

The Company had loan origination commitments of $6,893,000 and $2,750,000 at December 31, 2015 and 2014, respectively. Of the commitments at December 31, 2015, loan commitments totaling $511,000 were fixed rate at

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (Cont'd)

Off-Balance Sheet Financial Instruments (Cont'd)

4.5% and $6,382,000 of commitments were variable at the prime rate plus an index of 2.75%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $1,311,000 and $387,000 at December 31, 2015 and 2014, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

At December 31, 2015 and 2014, the Company had a $2.0 million unsecured line of credit with Atlantic Central Bankers Bank which has no balance outstanding for the aforementioned periods.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2015, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2015 and 2014 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2015 that management believes have changed the Association’s capital ratings.

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REGULATORY CAPITAL (Cont'd)

at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents a reconciliation of the Association’s capital per GAAP and regulatory capital at the dates indicated (in thousands):

	December 31,
	2015	2014

GAAP capital	$11,120	$11,475
Add (subtract): Disallowed deferred tax assets	(496)	(207)
Unrealized loss on securities available for sale	143	8
Adjustment to record funded status of pension	971	808

Core, Tangible and Common Equity (Tier one) capital	11,738	12,084
Add: Allowable allowance for loan losses	463	396

Total risk-based capital	$12,201	$12,480

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2015 and 2014, respectively

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2015

Tangible Capital	11,738	12.92%	1,362	1.50%	$ N/A	-
Total Risked-based Capital	12,201	30.41%	3,210	8.00%	4,012	10.00%
Common Equity Tier 1 Capital	11,738	29.25%	1,805	4.50%	2,608	6.50%
Tier 1 Risk-based Capital	11,738	29.25%	2,407	6.00%	3,210	8.00%
Tier 1 Leverage Capital	11,738	12.92%	3,634	4.00%	4,542	5.00%

December 31, 2014

Tangible Capital	$12,084	12.81%	$1,415	1.50%	$ N/A	-
Total Risked-based Capital	12,480	31.49%	3,170	8.00%	3,963	10.00%
Tier 1 Risk-based Capital	12,084	30.50%	1,585	4.00%	2,378	6.00%
Tier 1 Leverage Capital	12,084	12.81%	3,774	4.00%	4,718	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2015 and 2014. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2015 and 2014:

		Fair Value Measurements at December 31,
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2015:
Securities available for sale	$30,750,302	$-	$30,750,302	$-

December 31, 2014:
Securities available for sale	$34,511,669	$-	$34,511,669	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

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

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont'd)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2015		2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$3,327	$3,327	$3,720	$3,720
Securities held to maturity	4,736	4,859	6,154	6,378
Securities available for sale	30,750	30,750	34,512	34,512
Loans receivable	47,092	47,543	43,220	44,097
FHLB and other stock, at cost	204	204	208	208
Accrued interest receivable	332	332	276	276

Financial liabilities:
Deposits	78,110	78,266	79,555	79,851

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

Sunnyside Bancorp

Date: March 25, 2016	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer and Director	March 25, 2016
Timothy D. Sullivan	(Principal Executive Officer)

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer	March 25, 2016
Edward J. Lipkus	(Principal Financial and Accounting Officer)

/s/ Gerardina Mirtuono		March 25, 2016
Gerardina Mirtuono	Senior Vice President, Chief Operating Officer and Director

/s/ William Boeckelman		March 25, 2016
William Boeckelman	Director

/s/ Lawrence P. Doyle		March 25, 2016
Lawrence P. Doyle	Director

/s/ Deborah J. Elliot		March 25, 2016
Deborah J. Elliot	Director

/s/ Desmond Lyons		March 25, 2016
Desmond Lyons	Director

/s/ Walter G. Montgomery		March 25, 2016
Walter G. Montgomery	Director

EXHIBIT INDEX

3.1	Articles of Incorporation of Sunnyside Bancorp*
3.2	Bylaws of Sunnyside Bancorp*
4	Form of Common Stock Certificate of Sunnyside Bancorp*
10.1	Form of Employment Agreement with Timothy D. Sullivan**
10.2	Form of Employment Agreement with Gerardina Mirtuono***
10.3	Form of Employee Stock Ownership Plan*
10.4	Employment Agreement with Edward Lipkus****
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2015, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.
**	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013 and the Current Report on Form 8-K filed on June 22, 2015.
***	Incorporated by reference to the Current Report on Form 8-K (file no. 000-55005) filed on August 11, 2014.
****	Incorporated by reference to the Current Report on Form 8-K (file no. 000-55005) filed on July 30, 2015.