Form 10-Q
period 2016-03-31
Sunnyside Bancorp, Inc.
filed 2016-05-11
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

YES ☐     NO ☒

As of May 10, 2016, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. — Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2016	2015
Assets

Cash and cash equivalents	$9,573,630	$3,326,660
Securities held to maturity, net; approximate fair value of $4,578,000 (March 31, 2016) and $4,859,000 (December 31, 2015)	4,444,863	4,736,273
Securities available for sale	28,598,429	30,750,302
Loans receivable, net	46,751,166	47,092,298
Premises and equipment, net	1,432,639	1,465,439
Federal Home Loan Bank of New York and other stock, at cost	339,120	204,120
Accrued interest receivable	337,019	332,474
Cash surrender value of life insurance	2,156,218	2,139,657
Deferred income taxes	1,104,317	1,231,696
Other assets	378,424	329,880

Total assets	$95,115,825	$91,608,799

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$78,579,508	$78,109,759
Advances from borrowers for taxes and insurance	543,936	628,645
Federal Home Loan Bank advances	3,000,000	-
Other liabilities	910,130	1,016,871

Total liabilities	83,033,574	79,755,275

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,100,091	7,093,621
Unallocated common stock held by the Employee Stock Ownership Plan	(483,265)	(488,818)
Retained earnings	6,378,224	6,355,056
Accumulated other comprehensive (loss)	(920,734)	(1,114,270)

Total stockholders’ equity	12,082,251	11,853,524

Total liabilities and stockholders’ equity	$95,115,825	$91,608,799

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2016	2015

Interest and dividend income:
Loans	$461,524	$496,574
Investment securities	70,073	53,702
Mortgage-backed securities	130,243	130,283
Federal funds sold and other earning assets	1,352	1,766

Total interest and dividend income	663,192	682,325

Interest expense:
Deposits	85,459	87,771
Borrowings	4,213	272

Total interest expense	89,672	88,043

Net interest income	573,520	594,282

Provision for loan losses	-	37,000

Net interest income after provision for loan losses	573,520	557,282

Non-interest income:
Fees and service charges	25,076	28,261
Net gain on sale of securities	89,102	99,026
Income on bank owned life insurance	16,561	16,607

Total non-interest income	130,739	143,894

Non-Interest Expense:
Compensation and benefits	361,395	347,021
Occupancy and equipment, net	89,574	92,637
Data processing service fees	70,261	63,877
Professional fees	81,139	84,425
Federal deposit insurance premiums	15,679	14,644
Advertising and promotion	9,631	11,167
Other	49,243	49,870

Total non-interest expense	676,922	663,641

Income before income taxes	27,337	37,535

Income tax expense	4,169	8,110

Net income	$23,168	$29,425

Basic and diluted income per share	$0.03	$0.04
Weighted average shares outstanding, basic and diluted	744,988	742,767

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2016	2015

Net income	$23,168	$29,425

Other comprehensive income, before tax:

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	20,675	20,475
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	384,843	174,976
Reclassification adjustment for gains included in operations	(84,595)	(99,026)

Other comprehensive income, before tax	320,923	96,425

Income tax expense related to items of other comprehensive income	127,387	38,276

Other comprehensive income, net of tax	193,536	58,149

Comprehensive income	$216,704	$87,574

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2015	$7,935	$7,093,621	$(488,818)	$6,355,056	$(1,114,270)	$11,853,524

Net income for the three months ended March 31, 2016	-	-	-	23,168	-	23,168

ESOP shares allocated or committed to be released	-	957	5,553	-	-	6,510

Restricted stock awards earned	-	5,513	-	-	-	5,513

Other comprehensive income, net of tax	-	-	-	-	193,536	193,536

Balance at March 31, 2016	$7,935	$7,100,091	$(483,265)	$6,378,224	$(920,734)	$12,082,251

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$23,168	$29,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	37,373	39,431
Amortization of premiums and accretion of discounts, net	45,831	40,176
Amortization of deferred loan fees and costs, net	14,845	495
Net gain on sales of securities available for sale	(84,595)	(99,026)
Net gain on sales of securities held to maturity	(4,507)	-
Provision for loan losses	-	37,000
(Increase) decrease in accrued interest receivable	(4,545)	31,046
Increase in cash surrender value of life insurance	(16,561)	(16,607)
Net (increase) decrease in other assets	(48,552)	64,850
Net increase (decrease) in other liabilities	(86,066)	28,445
Amortization of stock compensation plans	12,023	5,553
Net cash (used in) provided by operating activities	(111,586)	160,788

Cash flows from investing activities:
Purchases of securities available for sale	(10,319,838)	(699,300)
Purchases of securities held to maturity	-	-
Repayments and maturities of securities held to maturity	74,079	95,139
Repayments and maturities of securities available for sale	1,097,332	1,005,396
Proceeds from sales of securities held to maturity	221,569	-
Proceeds from sales/calls of securities available for sale	11,713,660	7,606,475
Loans purchased	-	(6,010,668)
Loan originations, net of principal repayments	326,287	962,501
Purchases of premises and equipment	(4,573)	(1,910)
Purchase of Federal Home Loan Bank and other stock	(135,000)	-
Net cash provided by investing activities	2,973,516	2,957,633

Cash flows from financing activities:
Net increase (decrease) in deposits	469,749	(779,210)
Net decrease in advances from borrowers for taxes and insurance	(84,709)	(67,827)
Net increase in short-term borrowings	3,000,000	-
Net cash provided by (used in) financing activities	3,385,040	(847,037)

Net increase in cash and cash equivalents	6,246,970	2,271,384

Cash and cash equivalents at beginning of period	3,326,660	3,719,882

Cash and cash equivalents at end of period	$9,573,630	$5,991,266

Supplemental Information:

Cash paid for:
Interest	$85,458	$87,729
Income taxes	$15,000	$15,000

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

The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ended December 31, 2016, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2016 and December 31, 2015, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized approximately $5,500 and $0 in expense in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at March 31, 2016 is $93,700 over a weighted average period of 4.25 years. There were no stock options outstanding as of March 31, 2016.

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

Earnings Per Share

Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unallocated shares held by the ESOP and the unvested shares of restricted stock. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options. Potential common shares related to stock options are determined using the treasury stock method.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of March 31, 2016 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have a material impact on the operating results or financial condition of the Company.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the operating results or financial condition of the Company.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The amendments in this ASU are effective beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have a material impact on the operating results or financial condition of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in this ASU are effective beginning after December 15, 2016. The adoption of this guidance on January 1, 2016 did not have a material impact on the operating results or financial condition of the Company.

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the operating results or financial condition of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 is not expected to have a material impact on the operating results or financial condition of the Company.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):” Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 for public entities. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the operating results or financial condition of the Company.

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

  3. SECURITIES

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$47,036	$-	$2,047,036
State, county, and municipal obligations	816,088	18,998	-	835,086
Mortgage-backed securities	1,628,775	67,562	-	1,696,337

	$4,444,863	$133,596	$-	$4,578,459

Securities available for sale:
U.S. government and agency obligations	$2,969,593	$31,259	$-	$3,000,852
Mortgage-backed securities	25,566,605	90,219	59,247	25,597,577

	$28,536,198	$121,478	$59,247	$28,598,429

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$49,394	$-	$2,049,394
State, county, and municipal obligations	816,364	15,255	571	831,048
Mortgage-backed securities	1,919,909	59,112	-	1,979,021

	$4,736,273	$123,761	$571	$4,859,463

Securities available for sale:
U.S. government and agency obligations	$5,660,537	$-	$45,055	$5,615,482
Mortgage-backed securities	25,327,782	54,108	247,070	25,134,820

	$30,988,319	$54,108	$292,125	$30,750,302

  3. SECURITIES (Cont’d)

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $1.9 million, $13.8 million, $8.0 million, and $3.4 million, respectively, at March 31, 2016 ($2.3 million, $11.5 million, $10.0 million, and $3.6 million, respectively, at December 31, 2015).

Proceeds from the sale of securities held to maturity amounted to $222,000 and $0 for the three months ended March 31, 2016 and 2015, respectively. Net gains of $4,500 were recognized on the sales for the three months ended March 31, 2016. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sales and calls of securities available for sale amounted to $11,714,000 and $7,606,000 for the three months ended March 31, 2016 and 2015, respectively. Net gains of $84,600 and $99,000 were recognized on those sales for the three months ended March 31, 2016 and 2015, respectively.

The following is a summary of the amortized cost and fair value of securities at March 31, 2016 and December 31, 2015, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$66,222	$-	$-
After one to five years	405,130	410,154	999,260	1,000,736
After five to ten years	-	-	4,552,292	4,565,574
After ten years	3,974,733	4,102,083	22,984,646	23,032,119

	$4,444,863	$4,578,459	$28,536,198	$28,598,429

	December 31, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$65,637	$-	$-
After one to five years	405,463	410,756	999,176	988,268
After five to ten years	-	-	6,646,014	6,592,105
After ten years	4,265,810	4,383,070	23,343,129	23,169,929

	$4,736,273	$4,859,463	$30,988,319	$30,750,302

  3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2016 and December 31, 2015, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	-	-	-	-
Mortgage-backed securities	7,577,236	15,905	3,149,529	43,342

	7,577,236	15,905	3,149,529	43,342

Total	$7,577,236	$15,905	$3,149,529	$43,342

	December 31, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$204,986	$571	$-	$-

Securities available for sale:
U.S. government and agency obligations	4,627,215	34,146	988,267	10,909
Mortgage-backed securities	16,181,086	128,104	3,983,918	118,966

	20,808,301	162,250	4,972,185	129,875

Total	$21,013,287	$162,821	$4,972,185	$129,875

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2016, a total of 11 securities were in an unrealized loss position (40 at December 31, 2015). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

  4. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2016	2015
Mortgage loans:
Residential 1-4 family	$27,426,534	$29,156,224
Commercial and multi-family	14,448,919	13,816,059
Home equity lines of credit	398,874	407,764

	42,274,327	43,380,047

Other loans:
Secured by savings accounts	8,164	18,201
Student	2,700,139	1,932,791
Commercial	2,209,235	2,171,795

	4,917,538	4,122,787

Total loans	47,191,865	47,502,834

Less:
Deferred loan fees (costs), net	(22,544)	(52,707)
Allowance for loan losses	463,243	463,243

	440,699	410,536

	$46,751,166	$47,092,298

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $167,000 and $169,000 at March 31, 2016 and December 31, 2015, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2016	2015

Balance at beginning of period	$463,243	$396,055
Provision for loan losses	-	37,000

Balance at end of period	$463,243	$433,055

  4.  LOANS RECEIVABLE, NET (Cont’d)

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2016 and December 31, 2015. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2016
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$26,732	$13,342	$375	$4,917	$45,366
Special Mention	406	1,107	24	-	1,537
Substandard	289	-	-	-	289

Total	$27,427	$14,449	$399	$4,917	$47,192

	December 31, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$28,458	$12,676	$383	$4,123	$45,640
Special Mention	409	1,140	25	-	1,574
Substandard	289	-	-	-	289

Total	$29,156	$13,816	$408	$4,123	$47,503

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2016
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$277	$289	$566	$26,861	27,427	$-
Commercial real estate and multi-family	-	-	716	716	13,733	14,449	-
Home equity lines of credit	-	24	-	24	375	399	-
Other loans	-	-	-	-	4,917	4,917	-

	$-	$301	$1,005	$1,306	$45,886	$47,192	$-

  4.  LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$279	$289	$568	$28,588	$29,156	$-
Commercial real estate and multi-family	-	737	-	737	13,079	13,816	-
Home equity lines of credit	-	25	-	25	383	408	-
Other loans	-	-	-	-	4,123	4,123	-

	$-	$1,041	$289	$1,330	$46,173	$47,503	$-

There were no troubled debt restructured loans at March 31, 2016 or December 31, 2015.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)

Residential 1-4 family	$289	$289
Commercial real estate and multi-family	716	-
Home equity lines of credit	-	-
Other loans	-	-

Total non-accrual loans	1,005	289

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$1,005	$289

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $11,900 and $6,000 for the three months ended March 31, 2016 and 2015, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $2,500 during the three months ended March 31, 2016 and 2015, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2016
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$315	$130	$3	$15	$-	$463
Provision for loan losses	(14)	3	1	8	2	-

Ending Balance	$301	$133	$4	$23	$2	$463

  4.  LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	March 31, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	29	20	-	(6)	(6)	37

Ending Balance	$287	$111	$3	$26	$6	$433

  5.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2016	2015

Unrealized net loss on pension plan	$(1,589,060)	$(1,609,735)
Unrealized gain (loss) on securities available for sale	62,231	(238,017)

Accumulated other comprehensive loss before taxes	(1,526,829)	(1,847,752)

Tax effect	606,095	733,482

Accumulated other comprehensive loss	$(920,734)	$(1,114,270)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2016 and December 31, 2015, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted

6.  REGULATORY CAPITAL (Cont’d)

assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

March 31, 2016

Total Risked-based Capital	$12,137	26.58%	$3,939	8.625%	$4,567	10.00%
Common Equity Tier 1 Capital	11,674	25.56%	2,341	5.125%	2,968	6.50%
Tier 1 Risk-based Capital	11,674	25.56%	3,026	6.625%	3,654	8.00%
Tier 1 Leverage Capital	11,674	12.45%	3,752	4.000%	4,690	5.00%

December 31, 2015

Total Risked-based Capital	$12,201	30.41%	$3,210	8.000%	$4,012	10.00%
Common Equity Tier 1 Capital	11,738	29.25%	1,805	4.500%	2,608	6.50%
Tier 1 Risk-based Capital	11,738	29.25%	2,407	6.000%	3,210	8.00%
Tier 1 Leverage Capital	11,738	12.92%	3,634	4.000%	4,542	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2016 and December 31, 2015. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

7.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at December 31,
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2016:
Securities available for sale	$28,598,429	$-	$28,598,429	$-

December 31, 2015:
Securities available for sale	$30,750,302	$-	$30,750,302	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2015.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$9,574	$9,574	$3,327	$3,327
Securities held to maturity	4,445	4,578	4,736	4,859
Securities available for sale	28,598	28,598	30,750	30,750
Loans receivable	46,751	47,859	47,092	47,543
FHLB and other stock, at cost	339	339	204	204
Accrued interest receivable	337	337	332	332

Financial liabilities:
Deposits	78,580	78,693	78,110	78,266
FHLB Advances	3,000	3,000	-	-

  7.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B.  Fair Value Disclosures (Cont’d)

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year 2015.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets increased $3.5 million, or 3.8%, to $95.1 million at March 31, 2016 from $91.6 million at December 31, 2015. The increase was primarily due to higher cash balances partly offset by decreases in investments and loans. Cash balances increased $6.2 million which was partly offset by decreases in investments and loans of $2.4 million and $341,000, respectively.

Cash and cash equivalents increased $6.2 million, or 188% to $9.6 million at March 31, 2016 from $3.3 million at December 31, 2015, as cash was received from the sale and calls of securities at the end of the quarter. This cash is expected to be reinvested as well as fund loan growth. Securities available for sale decreased $2.2 million, or 7.0%, to $28.6 million at March 31, 2016 from $30.8 million at December 31, 2015, and securities held to maturity decreased $291,000 or 6.2% to $4.4 million at March 31, 2016 from $4.7 million at December 31, 2015. The decrease in investment securities was due to sales, calls and principal pay downs.

Net loans receivable decreased $341,000, or 0.7%, to $46.8 million at March 31, 2016 from $47.1 million at December 31, 2015. The decrease in loans receivable was primarily due refinancing activity and normal amortization partly offset by new loan originations.

At March 31, 2016, our investment in bank-owned life insurance increased $17,000 to $2.2 million from $2.1 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of accrued interest receivable, prepaid FDIC insurance premiums, refundable income taxes and an annuity contract for a former director increased $49,000, or14.7%, to $378,000 from $330,000 at December 31, 2015 primarily due to an increase in prepaid assets.

Total deposits increased $470,000, or 0.6%, to $78.6 million at March 31, 2016 from $78.1 million at December 31, 2015. The increase resulted primarily from increases in non-interest bearing checking of $468,000 or

12.8% and personal savings accounts of $374,000 or 1.3% partly offset by a decrease in certificates of deposit of $347,000 or 1.2%.

Borrowings increased $3.0 million at March 31, 2016, compared to $0 at December 31, 2015. The borrowings were used to fund investment and loan originations. At March 31, 2016, we had the ability to borrow an additional $25.5 million or 30 percent of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $12.1 million at March 31, 2016 from $11.9 million at December 31, 2015 resulting primarily from a decrease in other comprehensive loss of $194,000 and net income of $23,000 for the first three months of 2016.

Comparison of Results of Operations for the Quarters Ended March 31, 2016 and March 31, 2015

General. We recorded net income of $23,000 for the quarter ended March 31, 2016 compared to $29,000 for the quarter ended March 31, 2015. The decrease in net income was primarily due to decreases in net interest income and non-interest income partly offset by decreases in the provision for loan losses and an increase in non-interest expense.

Net Interest Income. Net interest income decreased $21,000, or 3.5%, to $574,000 for the quarter ended March 31, 2016 from $594,000 for the quarter ended March 31, 2015. The decrease resulted primarily from a decrease of $19,000 in interest and dividend income and a $2,000 increase in interest expense. The average yield on our loans decreased 42 basis points, the average yield on our investment securities increased 50 basis points and the average yield on mortgage-backed securities increased one basis point during the quarter ended March 31, 2016 compared to the same quarter in 2015. Our net interest rate spread decreased 15 basis points to 2.65% for the quarter ended March 31, 2016 from 2.80% for the quarter ended March 31, 2015 and our net interest margin decreased 15 basis points to 2.70% for the 2016 quarter from 2.85% for the 2015 period. Average interest-earning assets increased $900,000, or 1.05%, to $85.5 million for the quarter ended March 31, 2016 from $84.6 million for the first quarter of 2015.

Interest and Dividend Income. Interest and dividend income decreased $19,000 to $663,000 for the quarter ended March 31, 2016 from $682,000 for the quarter ended March 31, 2015. The decrease resulted primarily from a decrease of $35,000 in interest income on loans partly offset by a $16,000 increase in interest income on investment securities.

Interest income on loans decreased $35,000, or 7.1%, to $462,000 for the quarter ended March 31, 2016 from $497,000 for the quarter ended March 31, 2015. The decrease resulted primarily from a 42 basis point decrease in yield partly offset by an increase in the average balance of loans from $46.0 million for the quarter ended March 31, 2015 to $46.8 million for the quarter ended March 31, 2016.

Interest and dividend income on investment securities increased $16,000 primarily due to a $700,000 increase in average balances from $9.0 million for the quarter ended March 31, 2015 to $9.7 million for the quarter ended March 31, 2016 and an increase of 50 basis points in yield. Interest and dividend income on mortgage backed securities remained relatively unchanged.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $1,600, or 1.9%, to $90,000 for the quarter ended March 31, 2016 from $88,000 for the quarter ended March 31, 2015.  The increase was primarily due to an increase of $4,000 in interest expense on borrowings partly offset by lower interest expense on certificates of deposit. The cost of interest-bearing deposits at March 31, 2016 remained relatively unchanged at 0.46% compared to 0.48% for the quarter ended March 31, 2015. Average interest-bearing liabilities increased $1.6 million, or 2.2% to $77.3 million for the quarter ended March 31, 2016 from $75.6 million for the quarter ended March 31, 2015. The average balance of borrowings increased $2.1 million. The average balance of higher cost interest-bearing certificates of deposit decreased $1.6 million while the average balance of lower-cost NOW, money market and savings accounts increased $1.1 million for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $0 provision for loan losses recorded for the quarter ended March 31, 2016 and a $37,000 provision recorded for the quarter ended March 31, 2015. There were no charge offs or recoveries during the quarters ended March 31, 2016 and March 31, 2015.

Noninterest Income. Noninterest income decreased $13,000 to $131,000 for the quarter ended March 31, 2016 from $144,000 for the quarter ended March 31, 2015. The decrease was primarily due to a decrease in security gains and fees and service charges of $10,000 and $3,000, respectively.

Noninterest Expense. Noninterest expense increased $13,000, or 2.0%, to $677,000 for the quarter ended March 31, 2016 from $664,000 for the quarter ended March 31, 2015. The increase was primarily due to higher compensation and benefits and data processing expenses of $14,000 and $6,000, respectively, partly offset by decreases in occupancy and equipment expense and professional fees of $3,000 and $3,000 respectively.

Compensation and benefits expense increased $14,000 primarily due to the addition of staff in the second quarter of 2015. Data processing service fees increased $6,000, or 10.0% as a result of higher costs for new and existing product support. Occupancy and equipment decreased $3,000, or 3.3%, to $90,000 for the quarter ended March 31, 2016 from $93,000 for the quarter ended March 31, 2015, as a result of lower infrastructure and depreciation expenses. Professional fees decreased $3,000, or 3.9% primarily as a result of lower legal fees and other professional services.

Income Tax Expense. We recorded income tax expense of $4,000 for the quarter ended March 31, 2016 and $8,000 for the quarter ended March 31, 2015. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 11, 2016	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

