Form 10-Q
period 2016-06-30
Sunnyside Bancorp, Inc.
filed 2016-08-12
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

YES ☐     NO ☒

As of August 11, 2016, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30,	December 31,
	2016	2015
Assets

Cash and cash equivalents	$2,234,581	$3,326,660
Securities held to maturity, net; approximate fair value of $4,507,000 (June 30, 2016) and $4,859,000 (December 31, 2015)	4,377,143	4,736,273
Securities available for sale	34,565,607	30,750,302
Loans receivable, net	49,981,340	47,092,298
Premises and equipment, net	1,405,837	1,465,439
Federal Home Loan Bank of New York and other stock, at cost	438,520	204,120
Accrued interest receivable	436,595	332,474
Cash surrender value of life insurance	2,170,085	2,139,657
Deferred income taxes	1,006,872	1,231,696
Other assets	447,364	329,880

Total assets	$97,063,944	$91,608,799

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$78,311,438	$78,109,759
Federal Home Loan Bank advances	5,300,000	-
Advances from borrowers for taxes and insurance	463,692	628,645
Other liabilities	880,293	1,016,871

Total liabilities	84,955,423	79,755,275

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	6,984,418	7,093,621
Unallocated common stock held by the Employee Stock Ownership Plan	(477,712)	(488,818)
Retained earnings	6,374,809	6,355,056
Accumulated other comprehensive (loss)	(780,929)	(1,114,270)

Total stockholders' equity	12,108,521	11,853,524

Total liabilities and stockholders' equity	$97,063,944	$91,608,799

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	June 30,
	2016	2015

Interest and dividend income:
Loans	$545,663	$506,377
Investment securities	50,677	43,747
Mortgage-backed securities	146,578	109,172
Federal funds sold and other earning assets	5,071	3,024

Total interest and dividend income	747,989	662,320

Interest expense on deposits	82,771	87,330
Borrowings	6,562	-

Total interest expense	89,333	87,330

Net interest income	658,656	574,990

Provision for loan losses	-	-

Net interest income after provision for loan losses	658,656	574,990

Non-interest income:
Fees and service charges	30,186	25,991
Net gain on sale of securities	20,567	-
Income on bank owned life insurance	13,867	16,742

Total non-interest income	64,620	42,733

Non-interest expense:
Compensation and benefits	370,283	364,397
Occupancy and equipment, net	88,683	90,887
Data processing service fees	74,789	62,145
Professional fees	104,967	80,739
Federal deposit insurance premiums	17,984	15,163
Advertising and promotion	13,948	8,550
Other	64,524	63,299

Total non-interest expense	735,178	685,180

Income (loss) before income taxes	(11,902)	(67,457)

Income tax expense (benefit)	(8,487)	(26,215)

Net income (loss)	$(3,415)	$(41,242)

Basic and diluted income (loss) per share	$(0.01)	$(0.06)

Weighted average shares outstanding, basic and diluted	745,543	743,322

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Six Months Ended
	June 30,
	2016	2015

Interest and dividend income:
Loans	$1,007,187	$1,002,951
Investment securities	120,750	97,449
Mortgage-backed securities	276,821	239,455
Federal funds sold and other earning assets	6,423	4,790

Total interest and dividend income	1,411,181	1,344,645

Interest expense:
Deposits	168,230	175,100
Borrowings	10,775	272

Total interest expense	179,005	175,372

Net interest income	1,232,176	1,169,273

Provision for loan losses	-	37,000

Net interest income after provision for loan losses	1,232,176	1,132,273

Non-interest income:
Fees and service charges	55,262	54,252
Net gain on sale of securities	109,669	99,026
Income on bank owned life insurance	30,428	33,350

Total non-interest income	195,359	186,628

Non-interest expense:
Compensation and benefits	731,678	711,418
Occupancy and equipment, net	180,590	183,525
Data processing service fees	143,551	126,022
Professional fees	186,106	165,164
Federal deposit insurance premiums	33,663	29,807
Advertising and promotion	23,579	19,717
Other	112,933	113,170

Total non-interest expense	1,412,100	1,348,823

Income (loss) before income taxes	15,435	(29,922)

Income tax expense (benefit)	(4,318)	(18,105)

Net income (loss)	$19,753	$(11,817)

Basic and diluted income (loss) per share	$0.03	$(0.02)

Weighted average shares outstanding, basic and diluted	745,265	743,046

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	June 30,
	2016	2015

Net income (loss)	$(3,415)	$(41,242)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	27,109	20,475

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	229,681	(196,138)
Reclassification adjustment for gains included in operations	(20,567)	-

Other comprehensive income (loss), before tax	236,223	(175,663)

Income tax expense (benefit) related to items of other comprehensive income	96,418	(69,735)

Other comprehensive income (loss), net of tax	139,805	(105,928)

Comprehensive income (loss)	$136,390	$(147,170)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Six Months Ended
	June 30,
	2016	2015

Net income (loss)	$19,753	$(11,817)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	47,784	40,950

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	614,524	(21,162)
Reclassification adjustment for (gains) losses included in operations	(105,162)	(99,026)

Other comprehensive income (loss), before tax	557,146	(79,238)

Income tax expense (benefit) related to items of other comprehensive income	223,805	(31,459)

Other comprehensive income (loss), net of tax	333,341	(47,779)

Comprehensive income (loss)	$353,094	$(59,596)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2015	$7,935	$7,093,621	$(488,818)	$6,355,056	$(1,114,270)	$11,853,524

Net income for the six months ended June 30, 2016	-	-	-	19,753	-	19,753

ESOP shares allocated or committed to be released	-	2,097	11,106	-	-	13,203

Restricted stock awards earned	-	11,025	-	-	-	11,025

Purchase of stock for restricted stock awards	-	(122,325)	-	-	-	(122,325)

Other comprehensive income, net of tax	-	-	-	-	333,341	333,341

Balance at June 30, 2016	$7,935	$6,984,418	$(477,712)	$6,374,809	$(780,929)	$12,108,521

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$19,753	$(11,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	74,017	77,924
Amortization of premiums and accretion of discounts, net	105,491	77,418
Amortization of deferred loan fees and costs, net	7,084	(2,229)
Net gain on sales of securities	(109,669)	(99,026)
Provision for loan losses	-	37,000
Increase in accrued interest receivable	(104,121)	(18,087)
Increase in cash surrender value of life insurance	(30,428)	(33,350)
Amortization of stock compensation plans	24,228	11,106
Net (increase) decrease in other assets	(116,465)	13,524
Net (decrease) increase in other liabilities	(88,794)	42,358

Net cash (used in) provided by operating activities	(218,904)	94,821

Cash flows from investing activities:
Purchases of securities available for sale	(21,276,286)	(699,300)
Repayments and maturities of securities held to maturity	141,767	199,271
Repayments and maturities of securities available for sale	2,266,983	1,990,016
Proceeds from sales of securities held to maturity	221,569	-
Proceeds from sales of securities available for sale	15,704,011	7,606,475
Loans purchased	(3,297,749)	(6,010,668)
Loan originations, net of principal repayments	400,944	1,442,782
Purchases of bank premises and equipment	(14,415)	(2,952)
(Purchase) redemption of FHLB stock	(234,400)	3,700

Net cash (used in) provided by investing activities	(6,087,576)	4,529,324

Cash flows from financing activities:
Net increase (decrease) in deposits	201,679	(1,058,978)
Net decrease in advances from borrowers for taxes and insurance	(164,953)	(253,884)
Net increase in short term borrowings	5,300,000	-
Purchase of stock for restricted stock awards	(122,325)	-

Net cash provided by (used in) financing activities	5,214,401	(1,312,862)

Net (decrease) increase in cash and cash equivalents	(1,092,079)	3,311,283

Cash and cash equivalents at beginning of period	3,326,660	3,719,882

Cash and cash equivalents at end of period	$2,234,581	$7,031,165

Supplemental Information:

Cash paid for:
Interest	$181,774	$175,441
Income taxes (refunds received), net	$13,973	$15,000

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2016 and December 31, 2015, the Company had no securities classified as held for trading.

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

Allowance for Loan Losses

An allowance for loan losses is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management of the Company, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Company utilizes a two tier approach: (1) identification of problem loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Company maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan losses are established for identified loans based on a review of such information and appraisals of the underlying collateral. General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, and management's judgment. Although management believes that adequate specific and general loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three and six months ended June 30, 2016, the Company recognized approximately $5,500 and $11,000 in expense in regard to those restricted stock awards compared to $0 for the same periods in 2015 . Expected future expense relating to these non-vested restricted shares at June 30, 2016 is $88,200 over a weighted average period of 4 years. There were no stock options outstanding as of June 30, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the operating results or financial condition of the Company.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2016 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

  3. SECURITIES

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$32,620	$-	$2,032,620
State, county, and municipal obligations	815,812	29,058	-	844,870
Mortgage-backed securities	1,561,331	68,823	-	1,630,154

	$4,377,143	$130,501	$-	$4,507,644

Securities available for sale:
U.S. government and agency obligations	$3,982,408	$26,982	$-	$4,009,390
Mortgage-backed securities	30,311,853	262,416	18,052	30,556,217

	$34,294,261	$289,398	$18,052	$34,565,607

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$49,394	$-	$2,049,394
State, county, and municipal obligations	816,364	15,255	571	831,048
Mortgage-backed securities	1,919,909	59,112	-	1,979,021

	$4,736,273	$123,761	$571	$4,859,463

Securities available for sale:
U.S. government and agency obligations	$5,660,537	$-	$45,055	$5,615,482
Mortgage-backed securities	25,327,782	54,108	247,070	25,134,820

	$30,988,319	$54,108	$292,125	$30,750,302

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $1.9 million, $19.0 million, $7.7 million, and $3.3 million, respectively, at June 30, 2016 ($2.3 million, $11.5 million, $10.0 million, and $3.6 million, respectively, at December 31, 2015).

There were no sales of securities held to maturity during the three months ended June 30, 2016 and 2015, respectively.

Proceeds from the sales and calls of securities available for sale amounted to $3,990,351 and $0 for the three months ended June 30, 2016 and 2015, respectively. Net gains of $20,567 were recognized on those sales during the three months ended June 30, 2016.

Proceeds from the sale of securities held to maturity amounted to $221,569 and $0 for the six months ended June 30, 2016 and 2015, respectively. Net gains of $4,507 were recognized on the sales during the six months ended June 30, 2016. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sales and calls of securities available for sale amounted to $15,704,011 and $7,606,475 for the six months ended June 30, 2016 and 2015, respectively. Net gains of $105,162 and $99,026 were recognized on those sales and calls for the six months ended, June 30, 2016 and 2015, respectively.

  3. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at June 30, 2016 and December 31, 2015, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$65,645	$-	$-
After one to five years	404,798	409,144	999,280	1,001,337
After five to ten years	-	-	5,377,385	5,411,955
After ten years	3,907,345	4,032,855	27,917,596	28,152,315

	$4,377,143	$4,507,644	$34,294,261	$34,565,607

	December 31, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$65,637	$-	$-
After one to five years	405,463	410,756	999,176	988,268
After five to ten years	-	-	6,646,014	6,592,105
After ten years	4,265,810	4,383,070	23,343,129	23,169,929

	$4,736,273	$4,859,463	$30,988,319	$30,750,302

  3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2016 and December 31, 2015, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

June 30, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
Mortgage-backed securities	$-	$-	$2,591,409	18,052

	December 31, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$204,986	$571	$-	$-

Securities available for sale:
U.S. government and agency obligations	4,627,215	34,146	988,267	10,909
Mortgage-backed securities	16,181,086	128,104	3,983,918	118,966

	20,808,301	162,250	4,972,185	129,875

Total	$21,013,287	$162,821	$4,972,185	$129,875

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 3 and 40 securities were in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

  4. LOANS RECEIVABLE, NET

	June 30,	December 31,
	2016	2015
Mortgage loans:
Residential 1-4 family	$26,168,214	$29,156,224
Commercial and multi-family	15,446,850	13,816,059
Home equity lines of credit	391,271	407,764

	42,006,335	43,380,047

Other loans:
Secured by savings accounts	6,887	18,201
Student	5,798,778	1,932,791
Commercial	2,483,898	2,171,795

	8,289,563	4,122,787

Total loans	50,295,898	47,502,834

Less:
Deferred loan fees (costs), net	(84,702)	(52,707)
Premium on loans purchased	(63,983)	-
Allowance for loan losses	463,243	463,243

	314,558	410,536

	$49,981,340	$47,092,298

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $165,000 and $169,000 at June 30, 2016 and December 31, 2015, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2016	2015

Balance at beginning of period	$463,243	$433,055
Provision for loan losses	-	-

Balance at end of period	$463,243	$433,055

  4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30,
	2016	2015

Balance at beginning of period	$463,243	$396,055
Provision for loan losses	-	37,000

Balance at end of period	$463,243	$433,055

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2016 and December 31, 2015. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2016
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$25,605	$15,070	$368	$8,290	$49,333
Special Mention	-	377	-		377
Substandard	563	-	23	-	586

Total	$26,168	$15,447	$391	$8,290	$50,296

	December 31, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$28,458	$12,676	$383	$4,123	$45,640
Special Mention	409	1,140	25	-	1,574
Substandard	289	-	-	-	289

Total	$29,156	$13,816	$408	$4,123	$47,503

  4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2016
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$563	$563	$25,605	$26,168	$-
Commercial real estate and multi-family	-	-	-	-	15,447	15,447	-
Home equity lines of credit	-	-	23	23	368	391	-
Other loans	-	-	28	28	8,262	8,290	28

	$-	$-	$614	$614	$49,682	$50,296	$28

	December 31, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$279	$289	$568	$28,588	$29,156	$-
Commercial real estate and multi-family	-	737	-	737	13,079	13,816	-
Home equity lines of credit	-	25	-	25	383	408	-
Other loans	-	-	-	-	4,123	4,123	-

	$-	$1,041	$289	$1,330	$46,173	$47,503	$-

There were no troubled debt restructured loans at June 30, 2016 or December 31, 2015.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)

Residential 1-4 family	$563	$289
Commercial real estate and multi-family	-	-
Home equity lines of credit	23	-
Other loans	-	-

Total non-accrual loans	586	289

Accruing loans delinquent 90 days or more	28	-

Total non-performing loans	$614	$289

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $13,400 and $5,900 for the three months ended June 30, 2016 and 2015, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $29,200 and $1,800 during the three months ended June 30, 2016 and 2015, respectively.

  4. LOANS RECEIVABLE, NET (Cont’d)

For the six months ended June 30, 2016 and 2015, such interest income that would have been recognized on non-accrual loans totaled approximately $25,300 and $11,800, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $29,200 and $4,300 during the six months ended June 30, 2016 and 2015, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2016
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$301	$133	$4	$23	$2	$463
Provision for loan losses	(2)	-	-	2	-	-

Ending Balance	$299	$133	$4	$25	$2	$463

	Three Months Ended
	June 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$287	$111	$3	$26	$6	$433
Provision for loan losses	-	-	-	-	-	-

Ending Balance	$287	$111	$3	$26	$6	$433

	Six Months Ended
	June 30, 2016
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$315	$130	$3	$15	$-	$463
Provision for loan losses	(16)	3	1	10	2	-

Ending Balance	$299	$133	$4	$25	$2	$463

  4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity
	1-4 Family	Multi-Family	LOC	Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	29	20	-	(6)	(6)	37

Ending Balance	$287	$111	$3	$26	$6	$433

  5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30,	December 31,
	2016	2015

Unrealized net loss on pension plan	$(1,561,951)	$(1,609,735)
Unrealized gain (loss) on securities available for sale	271,345	(238,017)

Accumulated other comprehensive loss before taxes	(1,290,606)	(1,847,752)

Tax effect	509,677	733,482

Accumulated other comprehensive loss	$(780,929)	$(1,114,270)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2016 and December 31, 2015, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above

6. REGULATORY CAPITAL (Cont’d)

the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

June 30, 2016

Total Risked-based Capital	$12,143	25.49%	$4,108	8.625%	$4,763	10.00%
Common Equity Tier 1 Capital	11,680	24.52%	2,441	5.125%	3,096	6.50%
Tier 1 Risk-based Capital	11,680	24.52%	3,155	6.625%	3,810	8.00%
Tier 1 Leverage Capital	11,680	12.28%	3,806	4.000%	4,757	5.00%

December 31, 2015

Total Risked-based Capital	$12,201	30.41%	$3,210	8.000%	$4,012	10.00%
Common Equity Tier 1 Capital	11,738	29.25%	1,805	4.500%	2,608	6.50%
Tier 1 Risk-based Capital	11,738	29.25%	2,407	6.000%	3,210	8.00%
Tier 1 Leverage Capital	11,738	12.92%	3,634	4.000%	4,542	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2016 and December 31, 2015. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2016:
Securities available for sale	$34,565,607	$-	$34,565,607	$-

December 31, 2015:
Securities available for sale	$30,750,302	$-	$30,750,302	$-

There were no assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

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

  7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,235	$2,235	$3,327	$3,327
Securities held to maturity	4,377	4,508	4,736	4,859
Securities available for sale	34,566	34,566	30,750	30,750
Loans receivable	49,981	50,924	47,092	47,543
FHLB and other stock, at cost	439	439	204	204
Accrued interest receivable	437	437	332	332

Financial liabilities:
Deposits	78,311	78,403	78,110	78,266
FHLB Advances	5,300	5,301	—	—

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $5.5 million, or 6.0%, to $97.1 million at June 30, 2016 from $91.6 million at December 31, 2015. The increase was due primarily to higher investment securities and loans partly offset by decreases in cash balances. Securities available for sale and held to maturity increased $3.5 million while loans increased $2.9 million, partly offset by decreases in cash balances of $1.1 million.

Cash and cash equivalents decreased $1.1 million, or 32.8%, to $2.2 million at June 30, 2016 from $3.3 million at December 31, 2015, as cash was used to fund loan and investment growth. Securities available for sale increased $3.8 million, or 12.4%, to $34.6 million at June 30, 2016 from $30.8 million at December 31, 2015, and securities held to maturity decreased $ 359,000 or 7.6%, to $4.4 million at June 30, 2016 from $4.7 million at December 31, 2015.

Net loans receivable increased $2.9 million, or 6.1%, to $50.0 million at June 30, 2016 from $47.1 million at December 31, 2015. The increase in loans receivable was primarily due to increases in student loans and commercial real estate loans of $3.9 million and $1.6 million, respectively, partly offset by a decrease in residential loans of $3.0 million. The increase in student loans was primarily due to a $3.3 million purchase of a ninety percent participation in a student loan portfolio.

At June 30, 2016, our investment in bank-owned life insurance increased $30,000 to $2.2 million from $2.1 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Total deposits increased $202,000, or 0.3%, to $78.3 million at June 30, 2016 from $78.1 million at December 31, 2015. The increase resulted primarily from increases in NOW, non-interest bearing checking and savings of $1.0 million or 8.8%, $771,000 or 21.3% and $262,000 or 0.9%, respectively. These increases were partly offset by decreases in CD's and money market accounts of $1.7 million or 5.6% and $149,000 or 4.8%, respectively, compared to December 31, 2015.

We had $5.3 million in short-term Federal Home Loan Bank borrowings outstanding at June 30, 2016 compared to $0 at December 31, 2015. At June 30, 2016, we had the ability to borrow an additional $23.8 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased $255,000 or 2.2% to $12.1 million at June 30, 2016 from $11.9 million at December 31, 2015 resulting from a decrease in other comprehensive loss of $333,000, primarily due to a decrease in unrealized losses and an increase in unrealized gains in the investment portfolio as well as net income of $20,000 for the first six months of 2016 and a decrease of $11,000 in the unallocated common stock held by the Employee Stock Ownership Plan. These increases were partly offset by the $122,000 purchase of stock for the restricted stock awards granted in 2015.

Comparison of Results of Operations for the Quarters Ended June 30, 2016 and June 30, 2015

General. We had a net loss of $3,000 for the quarter ended June 30, 2016 compared to a net loss of $41,000 for the quarter ended June 30, 2015. The decrease in our net loss resulted primarily from higher net interest income and non-interest income partly offset by higher non-interest expense and a lower income tax benefit.

Net Interest Income. Net interest income increased $84,000 or 14.6%, to $659,000 for the quarter ended June 30, 2016 from $575,000 for the quarter ended June 30, 2015. Interest income on loans increased $39,000 or 7.8% primarily due to higher volume. Interest income on mortgage backed securities increased $37,000, or 34.3% primarily due to higher volume while interest income on investment securities increased $7,000 or 15.8% primarily due to higher yields. These increases were partly offset by a $2,000 or 2.3% increase in interest expense primarily due to higher short term borrowings. The average yield on our loans increased 32 basis points, the average yield on our investment securities increased 63 basis points and the average yield on our mortgage-backed securities increased 15 basis points during the quarter ended June 30, 2016 compared to the same quarter in 2015. Our net interest rate spread increased 24 basis points to 2.95% for the quarter ended June 30, 2016 from 2.71% for the quarter ended June 30, 2015 and our net interest margin increased 23 basis points to 2.99% for the 2016 quarter from 2.76% for the 2015 period. Average interest-earning assets increased $5.0 million or 6.0%, to $88.5 million for the quarter ended June 30, 2016 from $83.5 million for the second quarter of 2015.

Interest and Dividend Income. Interest and dividend income increased $86,000 or 12.9% to $748,000 for the quarter ended June 30, 2016 from $662,000 for the quarter ended June 30, 2015. The increase resulted primarily from an increase in interest income on loans, mortgage-backed securities and investment securities of $39,000, $37,000 and $7,000, respectively.

Interest income on loans increased $39,000, or 7.8%, to $546,000 for the quarter ended June 30, 2016 from $506,000 for the quarter ended June 30, 2015. The increase resulted from a 32 basis point increase in the average yield on loans. This increase in yield was due to higher yielding loans as well as interest income recognized on a non-accrual loan that paid off in the second quarter of 2016.

Interest and dividend income on investment and mortgage-backed securities increased $44,000 to $197,000 for the quarter ended June 30, 2016 from $153,000 for the quarter ended June 30, 2015. Income on mortgage-backed securities increased $37,000 or 34.3% compared to the prior year’s quarter mainly due to an increase of $5.9 million in average balances and a 15 basis point increase in the average rate. Income on investment securities increased $7,000 or 15.8% compared to the quarter ended June 30, 2015 due to an increase of 63 basis points in the average yield partly offset by a $630,000 decrease in average balances. The average balance in the mortgage-backed portfolio increased $5.9 million to $30.6 million from $24.8 million or 23.6% compared to the same period in 2015. The average yield on mortgage- backed securities increased 15 basis points to 1.92% for the quarter ended June 30, 2016 compared to 1.77% for the same period in 2015.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $2,000, or 2.3%, to $89,000 for the quarter ended June 30, 2016 from $87,000 for the quarter ended June 30, 2015.  The increase in interest expense was due to an increase in borrowings partly offset by a decrease in the rate paid on deposits of 2 basis points. The Bank borrowed $5.3 million in short-term advances from the Federal Home Loan Bank to fund loan and investment growth as well as replace higher rate certificates of deposit in the second quarter of 2016 compared to the prior year’s quarter. Average certificates of deposit decreased $2.2 million for the quarter ended June 30, 2016 compared to the same period in 2015.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2016 and June 30, 2015, management of the Company determined that the allowance for loan losses was sufficient and that a provision for loan losses was not necessary due to the low levels of non-performing loans and delinquencies. The allowance for loan losses was $463,000 at June 30, 2016 and December 31, 2015. There were no charge offs or recoveries during the quarters ended June 30, 2016 and June 30, 2015.

Noninterest Income. Noninterest income increased $22,000 or 51.2% to $65,000 for the quarter ended June 30, 2016 from $43,000 for the quarter ended June 30, 2015. The increase was primarily due to an increase in fees and service charges earned and gains on the sale of securities during the period.

Noninterest Expense. Noninterest expense increased $50,000 or 7.3%, to $735,000 for the quarter ended June 30, 2016 from $685,000 for the quarter ended June 30, 2015. The increase was primarily due to increases in professional fees, data processing service fees, compensation and benefits and advertising expense, partly offset by a decrease in occupancy and equipment expense. Professional fees increased $24,000 or 30.0% primarily due to higher legal fees and consulting fees. Data processing expense increased $13,000 or 20.3% primarily due to higher core processing fees and higher costs for debit cards. Compensation and benefits increased $6,000 or 1.6% primarily due to higher pension expense and restricted stock expense partly offset by lower salary expense. Advertising expense increased $5,000 or 63.1% due to increased marketing efforts to expand the bank’s customer base.

Income Tax Expense (Benefit). We recorded an $8,000 income tax benefit for the quarter ended June 30, 2016 compared to a $26,000 income tax benefit for the quarter ended June 30, 2015. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2016 and June 30, 2015

General. We had net income of $20,000 for the six months ended June 30, 2016 compared to net loss of $12,000 for the six months ended June 30, 2015. This change in earnings resulted primarily from an increase in net interest income and non-interest income, partly offset by increases in non-interest expense, interest expense and income taxes.

Net Interest Income. Net interest income increased $63,000 or 5.4% for the six months ended June 30, 2016 compared to the same period in 2015. Interest and dividend income increased $67,000 or 4.9% to $1.4 million compared to $1.3 million for the six months ended June 30, 2015. Interest income on loans increased $4,000 or 0.4% . Interest income on mortgage backed securities and investment securities increased $37,000, or 15.6% and $23,000 or 23.9% respectively. These increases were due to higher yields and volume. These increases were partly offset by a $4,000 or 2.1% increase in interest expense primarily due to higher short term borrowings. The average yield on our loans decreased 4 basis points, while the average yield on our mortgage-backed securities and investment securities increased 8 and 55 basis points, respectively during the six months ended June 30, 2016 compared to the same period in 2015. Our net interest rate spread increased 4 basis points to 2.80% for the six months ended June 30, 2016 from 2.76% for the six months ended June 30, 2015 and our net interest margin increased 4 basis points to 2.85% for the 2016 period from 2.81% for the 2015 period. Average interest-earning assets increased $2.9 million to $87.0 million for the six months ended June 30, 2016 from $84.0 million for the prior year period.

Interest and Dividend Income. Interest and dividend income increased $67,000 or 4.9% to $1.4 million for the six months ended June 30, 2016 from $1.3 million for the six months ended June 30, 2015. The increase resulted primarily from higher interest income on mortgage-backed securities, investment securities and loans of $37,000, $23,000 and $4,000, respectively.

Interest income on loans increased $4,000, or 0.4%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in the average balance of loans of $520,000 was offset by a decrease in the average yield of four basis points to 4.27% for the six months ended June 30, 2016 from 4.31% for the six months ended June 30, 2015.

Interest and dividend income on investment and mortgage-backed securities increased $61,000 to $398,000 for the six months ended June 30, 2016 from $337,000 for the six months ended June 30, 2015. Income on mortgage-backed securities increased $37,000 or 15.6% compared to the prior year’s period mainly due to an increase of $2.7 million in average balances and a 8 basis point increase in the average rate. Income on investment securities increased $23,000 or 23.9% compared to the prior year’s period mainly due to an increase of 55 basis points in the average yield. The average balance in the mortgage-backed portfolio increased $2.7 million to $29.3 million from $26.5 million or 10.3% compared to the same period in 2015. The average yield on mortgage-backed securities increased eight basis points to 1.90% for the six months ended June 30, 2016 compared to 1.82% for the same period in 2015.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $4,000, or 2.1%, to $179,000 for the six months ended June 30, 2016 from $175,000 for the six months ended June 30, 2015.  The increase in interest expense was due to an increase in borrowings partly offset by a decrease in the rate paid on deposits of two basis points. The Bank borrowed $5.3 million in short-term advances from the Federal Home Loan Bank to fund loan and investment growth as well as replace higher rate certificates of deposit in the second quarter of 2016 compared to the prior year’s quarter. Average certificates of deposit decreased $1.9 million for the six months ended June 30, 2016 compared to the same period in 2015.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2016, management of the Company determined that the allowance for loan losses was sufficient and that a provision for loan losses was not necessary due to the low levels of non-performing loans and delinquencies. There was a $37,000 provision for loan losses recorded for the six month period ended June 30, 2015. The allowance for loan losses was $463,000 at June 30, 2016 and December 31, 2015. There were no charge offs or recoveries during the six months ended June 30, 2016 and June 30, 2015.

Noninterest Income. Noninterest income increased $8,000 to $195,000 for the six months ended June 30, 2016 from $187,000 for the six months ended June 30, 2015. The increase was primarily due to an increase of $11,000 in security gains partly offset by a $3,000 decrease in income on bank owned life insurance.

Noninterest Expense. Noninterest expense increased $63,000, or 4.7%, to $1.4 million for the six months ended June 30, 2016 from $1.3 million for the six months ended June 30, 2015. The increase was primarily due to increases in professional fees, data processing service fees, compensation and benefits and advertising expense partly offset by a decrease in occupancy and equipment expense. Professional fees increased $21,000 or 12.7% primarily due to higher legal fees and consulting fees. Data processing expense increased $18,000 or 13.9% primarily due to higher core processing fees and higher costs for debit cards. Compensation and benefits increased $20,000 or 2.8% primarily due to higher pension expense and restricted stock expense. Advertising expense increased $4,000 or 19.6% due to increased marketing efforts to expand the bank’s customer base.

Income Tax Expense (Benefit). We recorded a $4,000 income tax benefit for the six months ended June 30, 2016 and an $18,000 income tax benefit for the six months ended June 30, 2015. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The Company’s repurchases of its common stock during the second quarter of 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	—	—	—	—
May 1, 2016 through May 31, 2016	10,500	$11.65	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
Total	10,500	$11.65	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

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

Date:	August 12, 2016	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

