Form 10-Q
period 2016-09-30
Sunnyside Bancorp, Inc.
filed 2016-11-10
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

YES ☐     NO ☒

As of November 9, 2016, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2016	2015
Assets	(unaudited)

Cash and cash equivalents	$3,086,635	$3,326,660
Securities held to maturity, net; approximate fair value of $4,391,000 (September 30, 2016) and $4,859,000 (December 31, 2015)	4,293,502	4,736,273
Securities available for sale	29,899,947	30,750,302
Loans receivable, net	48,009,670	47,092,298
Premises and equipment, net	1,371,058	1,465,439
Federal Home Loan Bank of New York and other stock, at cost	335,020	204,120
Accrued interest receivable	435,774	332,474
Cash surrender value of life insurance	2,184,025	2,139,657
Deferred income taxes	1,143,321	1,231,696
Other assets	668,214	329,880

Total assets	$91,427,166	$91,608,799

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$74,859,274	$78,109,759
Federal Home Loan Bank Advances	3,000,000	-
Advances from borrowers for taxes and insurance	307,641	628,645
Other liabilities	1,151,304	1,016,871

Total liabilities	79,318,219	79,755,275

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	6,991,371	7,093,621
Unallocated common stock held by the Employee Stock Ownership Plan	(472,159)	(488,818)
Retained earnings	6,383,341	6,355,056
Accumulated other comprehensive (loss)	(801,541)	(1,114,270)

Total stockholders' equity	12,108,947	11,853,524

Total liabilities and stockholders' equity	$91,427,166	$91,608,799

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations (unaudited)

	Three Months Ended
	September 30,
	2016	2015
Interest and dividend income:
Loans	$543,597	$506,222
Investment securities	34,951	43,983
Mortgage-backed securities	134,346	111,310
Federal funds sold and other earning assets	5,271	2,456

Total interest and dividend income	718,165	663,971

Interest expense:
Deposits	77,766	87,867
Borrowings	6,017	-

Total interest expense	83,783	87,867

Net interest income	634,382	576,104

Provision for loan losses	3,650	22,000

Net interest income after provision for loan losses	630,732	554,104

Non-interest income:
Fees and service charges	28,945	27,936
Net gain on sale of securities	16,729	22,133
Net gain on sale of loans	39,584	-
Income on bank owned life insurance	13,939	16,877

Total non-interest income	99,197	66,946

Non-interest expense:
Compensation and benefits	372,380	370,047
Occupancy and equipment, net	88,999	95,051
Data processing service fees	69,554	65,744
Professional fees	109,130	89,387
Federal deposit insurance premiums	14,756	15,380
Advertising and promotion	17,029	11,584
Other	52,554	56,099

Total non-interest expense	724,402	703,292

Income (loss) before income taxes	5,527	(82,242)

Income tax (benefit)	(3,005)	(47,799)

Net income (loss)	$8,532	$(34,443)

Basic and diluted income (loss) per share	$0.01	$(0.05)

Weighted average shares outstanding, basic and diluted	746,096	743,875

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Interest and dividend income:
Loans	$1,550,784	$1,509,173
Investment securities	155,701	141,432
Mortgage-backed securities	411,167	350,765
Federal funds sold and other earning assets	11,694	7,246

Total interest and dividend income	2,129,346	2,008,616

Interest expense:
Deposits	245,996	262,967
Borrowings	16,792	272

Total interest expense	262,788	263,239

Net interest income	1,866,558	1,745,377

Provision for loan losses	3,650	59,000

Net interest income after provision for loan losses	1,862,908	1,686,377

Non-interest income:
Fees and service charges	84,207	82,188
Net gain on sale of securities	126,398	121,159
Net gain on sale of loans	39,584	-
Income on bank owned life insurance	44,367	50,227

Total non-interest income	294,556	253,574

Non-interest expense:
Compensation and benefits	1,104,058	1,081,465
Occupancy and equipment, net	269,589	278,576
Data processing service fees	213,105	191,766
Professional fees	295,236	254,551
Federal deposit insurance premiums	48,419	45,187
Advertising and promotion	40,608	31,301
Other	165,487	169,269

Total non-interest expense	2,136,502	2,052,115

Income (loss) before income taxes	20,962	(112,164)

Income tax (benefit)	(7,323)	(65,904)

Net income (loss)	$28,285	$(46,260)

Basic income (loss) per share	$0.04	$(0.06)

Weighted average shares outstanding, basic and diluted	745,544	743,325

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net income (loss)	$8,532	$(34,443)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	23,892	20,475
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(41,226)	204,685
Reclassification adjustment for (gains) losses included in operations	(16,729)	-

Other comprehensive income (loss), before tax	(34,063)	225,160

Income tax expense (benefit) related to items of other comprehensive income (loss)	(13,451)	89,379

Other comprehensive income (loss), net of tax	(20,612)	135,781

Comprehensive income (loss)	$(12,080)	$101,338

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss) (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Net income (loss)	$28,285	$(46,260)

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	71,676	61,425
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	573,298	183,523
Reclassification adjustment for (gains) losses included in operations	(121,891)	(99,026)

Other comprehensive income (loss), before tax	523,083	145,922

Income tax expense (benefit) related to items of other comprehensive income (loss)	210,354	57,920

Other comprehensive income (loss), net of tax	312,729	88,002

Comprehensive income (loss)	$341,014	$41,742

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2015	$7,935	$7,093,621	$(488,818)	$6,355,056	$(1,114,270)	$11,853,524

Net income for the nine months ended September 30, 2016	-	-	-	28,285	-	28,285

ESOP shares allocated or committed to be released	-	3,537	16,659	-	-	20,196

Restricted stock awards earned	-	16,538	-	-	-	16,538

Purchase of stock for restricted stock awards	-	(122,325)		-	-	(122,325)

Other comprehensive income, net of tax	-	-	-	-	312,729	312,729

Balance at September 30, 2016	$7,935	$6,991,371	$(472,159)	$6,383,341	$(801,541)	$12,108,947

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC. AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$28,285	$(46,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	109,799	115,118
Amortization of premiums and accretion of discounts, net	183,158	118,201
Amortization of deferred loan fees and costs, net	2,370	(1,563)
Net gain on sales of securities	(126,398)	(121,159)
Provision for loan losses	3,650	59,000
Increase in accrued interest receivable	(103,300)	(21,498)
Increase in cash surrender value of life insurance	(44,367)	(50,227)
Amortization of stock compensation plans	36,734	22,503
Net increase in other assets	(460,314)	(31,127)
Net increase in other liabilities	206,109	49,611

Net cash provided by (used in) operating activities	(164,274)	92,599

Cash flows from investing activities:
Purchases of securities available for sale	(21,276,286)	(7,967,208)
Repayments and maturities of securities held to maturity	225,294	386,963
Repayments and maturities of securities available for sale	3,813,185	3,096,873
Proceeds from sales/calls of securities held to maturity	221,569	982,705
Proceeds from sales of securities available for sale	18,704,011	8,606,475
Loans purchased	(3,297,749)	(6,010,668)
Proceeds from sales of loans	618,675
Loan principal repayments, net of originations	1,755,682	1,980,966
Purchases of bank premises and equiment	(15,418)	(4,780)
(Purchase) redemption of FHLB stock	(130,900)	3,700

Net cash provided by investing activities	618,063	1,075,026

Cash flows from financing activities:
Net decrease in deposits	(3,250,485)	(1,856,052)
Net decrease in advances from borrowers for taxes and insurance	(321,004)	(415,692)
Net increase in short-term borrowings	3,000,000	-
Purchase of stock for restricted stock awards	(122,325)	-

Net cash used in financing activities	(693,814)	(2,271,744)

Net decrease in cash and cash equivalents	(240,025)	(1,104,119)

Cash and cash equivalents at beginning of year	3,326,660	3,719,882

Cash and cash equivalents at end of period	$3,086,635	$2,615,763

Supplemental Information:

Cash paid for:
Interest	$266,204	$262,541
Income taxes (refunds received), net	$18,973	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC. AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ended December 31, 2016, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2016 and December 31, 2015, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three and nine months ended September 30, 2016, the Company recognized approximately $5,500 and $16,500 in expense in regard to those restricted stock awards compared to $5,500 each for the same periods in 2015. Expected future expense relating to these non-vested restricted shares at September 30, 2016 is $82,700 over a weighted average period of 3.75 years. There were no stock options outstanding as of September 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 is not expected to have a material impact on the operating results or financial condition of the Company.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):” Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, forfeitures, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 for public entities. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the operating results or financial condition of the Company.

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

In August 2016, the FASB issued new guidance related to the “Statement of Cash Flows” (Topic 230). The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the operating results or financial condition of the Company.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2016 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

  3. SECURITIES

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$21,922	$-	$2,021,922
State, county, and municipal obligations	815,536	18,799	-	834,335
Mortgage-backed securities	1,477,966	56,685	-	1,534,651

	$4,293,502	$97,406	$-	$4,390,908

Securities available for sale:
U.S. government and agency obligations	$999,332	$1,801	$-	$1,001,133
Mortgage-backed securities	28,687,226	232,710	21,122	28,898,814

	$29,686,558	$234,511	$21,122	$29,899,947

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$49,394	$-	$2,049,394
State, county, and municipal obligations	816,364	15,255	571	831,048
Mortgage-backed securities	1,919,909	59,112	-	1,979,021

	$4,736,273	$123,761	$571	$4,859,463

Securities available for sale:
U.S. government and agency obligations	$5,660,537	$-	$45,055	$5,615,482
Mortgage-backed securities	25,327,782	54,108	247,070	25,134,820

	$30,988,319	$54,108	$292,125	$30,750,302

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $1.8 million, $18.0 million, $7.2 million, and $3.2 million, respectively, at September 30, 2016 ($2.3 million, $11.5 million, $10.0 million, and $3.6 million, respectively, at December 31, 2015).

Proceeds from the sale of securities held to maturity amounted to $0 and $982,705 for the three months ended September 30, 2016 and 2015, respectively. Net gains of $0 and $22,133 were recognized on the sales for the three months ended, September 30, 2016 and 2015, respectively. The sale of the securities in 2015 occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sales and calls of securities available for sale amounted to $3,000,000 and $0 for the three months ended September 30, 2016 and 2015, respectively. Net gains of $16,729 and $0 were recognized on those sales and calls for the three months ended, September 30, 2016 and 2015, respectively.

Proceeds from the sale of securities held to maturity amounted to $221,569 and $982,705 for the nine months ended September 30, 2016 and 2015, respectively. Net gains of $4,507 and $22,133 were recognized on the sales during the nine months ended September 30, 2016 and 2015, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

  3. SECURITIES (Cont’d)

Proceeds from the sales and calls of securities available for sale amounted to $18,704,011 and $8,606,475 for the nine months ended September 30, 2016 and 2015, respectively. Net gains of $121,891 and $99,026 were recognized on those sales and calls for the nine months ended, September 30, 2016 and 2015, respectively.

The following is a summary of the amortized cost and fair value of securities at September 30, 2016 and December 31, 2015, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$65,064	$-	$-
After one to five years	404,465	405,610	999,332	1,001,133
After five to ten years	-	-	3,134,174	3,153,923
After ten years	3,824,037	3,920,234	25,553,052	25,744,891

	$4,293,502	$4,390,908	$29,686,558	$29,899,947

	December 31, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$65,000	$65,637	$-	$-
After one to five years	405,463	410,756	999,176	988,268
After five to ten years	-	-	6,646,014	6,592,105
After ten years	4,265,810	4,383,070	23,343,129	23,169,929

	$4,736,273	$4,859,463	$30,988,319	$30,750,302

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2016 and December 31, 2015, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

September 30, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
Mortgage-backed securities	$-	$-	$2,521,272	$21,122

  3. SECURITIES (Cont’d)

	December 31, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$204,986	$571	$-	$-

Securities available for sale:
U.S. government and agency obligations	4,627,215	34,146	988,267	10,909
Mortgage-backed securities	16,181,086	128,104	3,983,918	118,966

	20,808,301	162,250	4,972,185	129,875

Total	$21,013,287	$162,821	$4,972,185	$129,875

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 3 and 40 securities were in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

  4. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2016	2015
Mortgage loans:
Residential 1-4 family	$25,292,249	$29,156,224
Commercial and multi-family	15,711,496	13,816,059
Home equity lines of credit	535,393	407,764

	41,539,138	43,380,047

Other loans:
Secured by savings accounts	5,600	18,201
Student	5,828,825	1,932,791
Commercial	947,854	2,171,795

	6,782,279	4,122,787

Total loans	48,321,417	47,502,834

Less:
Deferred loan fees (costs), net	(101,579)	(52,707)
Premium on loans purchased	(53,567)	-
Allowance for loan losses	466,893	463,243

	311,747	410,536

	$48,009,670	$47,092,298

  4. LOANS RECEIVABLE, NET (CONT’D)

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $163,000 and $169,000 at September 30, 2016 and December 31, 2015, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2016	2015

Balance at beginning of period	$463,243	$433,055
Provision for loan losses	3,650	22,000

Balance at end of period	$466,893	$455,055

	Nine Months Ended
	September 30,
	2016	2015

Balance at beginning of period	$463,243	$396,055
Provision for loan losses	3,650	59,000

Balance at end of period	$466,893	$455,055

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2016 and December 31, 2015. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2016
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$24,731	$15,349	$512	$6,782	$47,374
Special Mention	-	363	-	-	363
Substandard	561	-	23	-	584

Total	$25,292	$15,712	$535	$6,782	$48,321

  4. LOANS RECEIVABLE, NET (CONT’D)

	December 31, 2015
	Mortgage Loans
		Commercial		Commercial
	Residential	Real Estate and		and
	1-4 Family	Multi-Family	Home Equity	Other	Total
	(In thousands)

Pass	$28,458	$12,676	$383	$4,123	$45,640
Special Mention	409	1,140	25	-	1,574
Substandard	289	-	-	-	289

Total	$29,156	$13,816	$408	$4,123	$47,503

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2016
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$561	$561	$24,731	$25,292	$-
Commercial real estate and multi-family	2,626	-	-	2,626	$13,086	15,712	-
Home equity lines of credit	-	-	23	23	$512	535	-
Commercial and other	-	-	-	-	$6,782	6,782	-

	$2,626	$-	$584	$3,210	$45,111	$48,321	$-

	December 31, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$279	$289	$568	$28,588	29,156	$-
Commercial real estate and multi-family	-	737	-	737	13,079	13,816	-
Home equity lines of credit	-	25	-	25	383	408	-
Commercial and other	-	-	-	-	4,123	4,123	-

	$-	$1,041	$289	$1,330	$46,173	$47,503	$-

There were no troubled debt restructured loans at September 30, 2016 or December 31, 2015.

  4. LOANS RECEIVABLE, NET (CONT’D)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2016	2015
	(In thousands)

Residential 1-4 family	$561	$289
Commercial real estate and multi-family	-	-
Home equity lines of credit	23	-
Other loans	-	-

Total non-accrual loans	584	289

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$584	$289

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,400 and $3,300 for the three months ended September 30, 2016 and 2015, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $3,700 and $600 during the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016 and 2015, such interest income that would have been recognized on non-accrual loans totaled approximately $32,700 and $15,200, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $32,900 and $4,900 during the nine months ended September 30, 2016 and 2015, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2016
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$299	$133	$4	$25	$2	$463
Provision for loan losses	(6)	8	1	1	-	4

Ending Balance	$293	$141	$5	$26	$2	$467

  4. LOANS RECEIVABLE, NET (CONT’D)

	Three Months Ended
	September 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$287	$111	$3	$26	$6	$433
Provision for loan losses	28	16	-	(20)	(2)	22

Ending Balance	$315	$127	$3	$6	$4	$455

	Nine Months Ended
	September 30, 2016
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$315	$130	$3	$15	$-	$463
Provision for loan losses	(22)	11	2	11	2	4

Ending Balance	$293	$141	$5	$26	$2	$467

	Nine Months Ended
	September 30, 2015
	Mortgage Loans
		Commercial
	Residential	and	Home Equity	Commercial
	1-4 Family	Multi-Family	LOC	and Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$32	$12	$396
Provision for loan losses	57	36	-	(26)	(8)	59

Ending Balance	$315	$127	$3	$6	$4	$455

  5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2016	2015

Unrealized net loss on pension plan	$(1,538,059)	$(1,609,735)
Unrealized gain (loss) on securities available for sale	213,390	(238,017)

Accumulated other comprehensive loss before taxes	(1,324,669)	(1,847,752)

Tax effect	523,128	733,482

Accumulated other comprehensive loss	$(801,541)	$(1,114,270)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2016 and December 31, 2015, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

  6. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

September 30, 2016

Total Risk-based Capital	$12,165	26.08%	$4,023	8.625%	$4,665	10.00%
Common Equity Tier 1 Capital	11,698	25.08%	2,391	5.125%	3,032	6.50%
Tier 1 Risked-based Capital	11,698	25.08%	3,090	6.625%	3,732	8.00%
Tier 1 Leverage Capital	11,698	12.18%	3,841	4.000%	4,801	5.00%

December 31, 2015

Total Risk-based Capital	$12,201	30.41%	$3,210	8.000%	$4,012	10.00%
Common Equity Tier 1 Capital	11,738	29.25%	1,805	4.500%	2,608	6.50%
Tier 1 Risked-based Capital	11,738	29.25%	2,407	6.000%	3,210	8.00%
Tier 1 Leverage Capital	11,738	12.92%	3,634	4.000%	4,542	5.00%

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2016:
Securities available for sale	$29,899,947	$-	$29,899,947	$-

December 31, 2015:
Securities available for sale	$30,750,302	$-	$30,750,302	$-

There were no assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$3,087	$3,087	$3,327	$3,327
Securities held to maturity	4,294	4,391	4,736	4,859
Securities available for sale	29,900	29,900	30,750	30,750
Loans receivable	48,010	49,160	47,092	47,543
FHLB and other stock, at cost	335	335	204	204
Accrued interest receivable	436	436	332	332

Financial liabilities:
Deposits	74,859	74,913	78,110	78,266
FHLB Advances	3,000	3,001	-	-

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore,

  7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets decreased $182,000, or 0.2%, to $91.4 million at September 30, 2016 from $91.6 million at December 31, 2015. The decrease was due primarily to a decrease of investment securities partly offset by an increase in loans. Securities held to maturity and available for sale decreased $440,000 and $850,000, respectively. These decreases were partly offset by a $920,000 increase in loans.

Cash and cash equivalents decreased $240,000, or 7.2%, to $3.1 million at September 30, 2016 from $3.3 million at December 31, 2015. Securities available for sale decreased $850,000, or 2.8%, to $29.9 million at September 30, 2016 from $30.8 million at December 31, 2015, and securities held to maturity decreased $440,000, or 9.3%, to $4.3 million at September 30, 2016 from $4.7 million at December 31, 2015. The decreases in cash and investment securities resulted primarily from the funding of loans.

Net loans receivable increased $920,000, or 1.9%, to $48.0 million at September 30, 2016 from $47.1 million at December 31, 2015. The increase in loans receivable was primarily due to an increase in commercial real estate and student loans partly offset by a decrease in residential loans.

At September 30, 2016, our investment in bank-owned life insurance increased $44,000 to $2.2 million from $2.1 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of prepaid insurance premiums, prepaid assets, accounts receivable and an annuity contract for a former director increased $338,000, or 102.6%, to $668,000 from $330,000 at December 31, 2015 primarily due to an increase in prepaid insurance premiums and accounts receivable.

Total deposits decreased $3.3 million, or 4.2%, to $74.9 million at September 30, 2016 from $78.1 million at December 31, 2015. The decrease resulted primarily from decreases in certificates of deposit and savings deposits of $4.0 million, or 13.1%, and $1.2 million, or 3.9%, respectively, partly offset by increases in NOW accounts of $1.6 million, or 13.8%.

We had $3.0 million in short-term Federal Home Loan Bank (“FHLB”) advances outstanding at September 30, 2016 compared to $0 at December 31, 2015. At September 30, 2016, we had the ability to borrow an additional $24.4 million, or 30% of the Association’s assets, in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased $255,000, or 2.2%, to $12.1 million at December 31, 2016 from $11.9 million at December 31, 2015 resulting from a decrease in other comprehensive loss of $313,000, primarily due to a decrease in unrealized losses and an increase in unrealized gains in the investment portfolio as well as net income of $28,000 for the first nine months of 2016 and a decrease of $17,000 in the unallocated common stock held by the Employee Stock Ownership Plan. These increases were partly offset by the purchase of 10,500 shares of our common stock totaling $122,000 for the restricted stock awards granted in 2015.

Comparison of Results of Operations for the Quarters Ended September 30, 2016 and September 30, 2015

General. We had net income of $8,500 for the quarter ended September 30, 2016 compared to a net loss of $34,000 for the quarter ended September 30, 2015. The increase in net income resulted primarily from increases in net interest and non-interest income and a decrease in the provision for loan losses partly offset by an increase in non-interest expense and decrease in income tax benefit when comparing the 2016 quarter to the 2015 quarter.

Net Interest Income. Net interest income increased $58,000, or 10.1%, to $634,000 for the quarter ended September 30, 2016 from $576,000 for the quarter ended September 30, 2015. The increase resulted from a $54,000 or 8.2% increase in interest income and a $4,000 or 4.6% decrease in interest expense.

The increase in interest income was primarily due to an increase in the average balances of loans and investments during the quarter ended September 30, 2016 compared to the same period in 2015. The average yield on our loans and investment securities increased 17 and 46 basis points, respectively, while the average yield on our mortgage-backed securities decreased 8 basis points during the quarter ended September 30, 2016 compared to the 2015 quarter. Our net interest rate spread increased 13 basis points to 2.83% for the quarter ended September 30, 2016 from 2.70% for the quarter ended September 30, 2015 and our net interest margin increased 13 basis points to 2.87% for the 2016 quarter from 2.74% for the 2015 period. Average interest-earning assets increased to $87.8 million for the quarter ended September 30, 2016 from $83.3 million for the prior year quarter.

Interest and Dividend Income. Interest and dividend income increased $54,000 or 8.1% to $718,000 for the quarter ended September 30, 2016 from $664,000 for the quarter ended September 30, 2015. The increase resulted primarily from an increase in interest income on loans and mortgage-backed securities of $37,000 and $23,000, respectively, partly offset by a $9,000 decrease in interest income on investment securities.

Interest income on loans increased $37,000 or 7.4%, to $544,000 for the quarter ended September 30, 2016 from $506,000 for the quarter ended September 30, 2015. The increase resulted primarily from a $1.6 million increase in average balances and an increase of 17 basis points in the average yield on loans to 4.35% for the 2016 quarter from 4.18% for the 2015 quarter.

Interest and dividend income on investment securities decreased $9,000 to $35,000 for the quarter ended September 30, 2016 from $44,000 for the quarter ended September 30, 2015. The decrease was due to a $2.6 million decrease in average balances partly offset by an increase of 46 basis points in the average yield on investment securities to 2.75% during the 2016 quarter from 2.29% during the 2015 quarter. Interest and dividend income on mortgage-backed securities increased $23,000 to $134,000 for the quarter ended September 30, 2016 from $111,000 for the quarter ended September 30, 2015. The increase was due to a $6.5 million increase in average balances partly offset by a decrease of 8 basis points in the yield to 1.70% compared to 1.78% for the same quarter in 2015.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $4,000 or 4.6%, to $84,000 for the quarter ended September 30, 2016 from $88,000 for the quarter ended September 30, 2015.  The decrease in interest expense was due to a decrease of 3 basis points in the cost of interest-bearing liabilities, primarily deposits, to 0.43% for the quarter ended September 30, 2016, from 0.46% for the quarter ended September 30, 2015, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates.  Average interest-bearing liabilities increased to $78.4 million for the quarter ended September 30, 2016 from $75.6 million for the quarter ended September 30, 2015. The average balances of higher cost interest-bearing certificates of deposits decreased $3.4 million and were offset with an increase in lower cost NOW and money market balances as well as lower costing advances from the Federal Home Loan Bank.  Lower rates on certificates of deposit as well as the change in the composition of our interest-bearing deposits helped reduce the cost of funds from 0.43% for the quarter ended September 30, 2015 to 0.40% for the quarter ended September 30, 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $3,700 provision for loan losses recorded for the quarter ended September 30, 2016 and $22,000 recorded for the quarter ended September 30, 2015. The allowance for loan losses was $467,000 at September 30, 2016 compared to $455,000 at September 30, 2015. Non-performing loans at September 30, 2016 totaled $584,000 and $287,000 at September 30, 2015. During the quarters ended September 30, 2016 and September 30, 2015 there were no loan charge-offs or recoveries.

Noninterest Income. Noninterest income increased $32,000 to $99,000 for the quarter ended September 30, 2016 from $67,000 for the quarter ended September 30, 2015. The increase was primarily due to an increase in the gain on the sale of loans of $40,000 partly offset by a decrease in the gain on the sales and calls of securities of $5,000.

Noninterest Expense. Noninterest expense increased $21,000 or 3.0% to $724,000 for the quarter ended September 30, 2016 from $703,000 for the quarter ended September 30, 2015. The increase was primarily due to higher professional fees, advertising and promotion expenses and data processing service fees partly offset by lower occupancy and equipment expense and other expense. Professional fees increased $20,000 due to higher accounting and auditing expenses and increased legal expenses. Advertising expense increased $5,000 due to initiatives the Company undertook in 2016 that did not occur in 2015. Data processing expenses increased $4,000 as a result of higher costs related to core processing and additional costs to support new products and initiatives. Occupancy and equipment expense decreased $6,000 primarily due to lower building expense and repairs. Other expense decreased $4,000 primarily due to lower expenses related to the Company’s annual meeting.

Income Tax Expense (Benefit). We recorded a $3,000 income tax benefit for the quarter ended September 30, 2016 and a $48,000 income tax benefit for the quarter ended September 30, 2015. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2016 and September 30, 2015

General. We had net income of $28,000 for the nine months ended September 30, 2016 compared to a net loss of $46,000 for the nine months ended September 30, 2015. The increase in net income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted primarily from increases in net interest and non-interest income and a decrease in the provision for loan losses partly offset by an increase in non-interest expense and a lower tax benefit.

Net Interest Income. Net interest income increased $121,000, or 6.9%, to $1.9 million for the nine months ended September 30, 2016 from $1.7 million for the nine months ended September 30, 2015. The increase resulted from a $121,000 or 6.0% increase in interest income, while total interest expense remained relatively unchanged.

The increase in interest income was primarily due to an increase in the average balances of loans and mortgage-backed securities during the nine months ended September 30, 2016 compared to the same period in 2015. The average yield on our loans increased 3 basis points to 4.30% for the nine months ended September 30, 2016, compared to 4.27% for the nine months ended September 30, 2015. The yields on investment securities and mortgage-backed securities increased 54 and 3 basis points, respectively, during the nine months ended September 30, 2016 compared to the 2015 period. Our net interest rate spread increased 7 basis points to 2.81% for the nine months ended September 30, 2016 from 2.74% for the nine months ended September 30, 2015 and our net interest margin increased 8 basis points to 2.86% for the 2016 period from 2.78% for the 2015 period. Average interest-earning assets increased to $87.3 million for the nine months ended September 30, 2016 from $83.8 million for the prior year period.

Interest and Dividend Income. Interest and dividend income increased $121,000 or 6.0% to $2.1 million for the nine months ended September 30, 2016 from $2.0 million for the nine months ended September 30, 2015. The increase resulted primarily from an increase in interest income on loans, investment securities and mortgage-backed securities of $42,000, $14,000 and $60,000, respectively.

Interest income on loans increased $42,000 or 2.8%, to $1.6 million for the nine months ended September 30, 2016 from $1.5 million for the nine months ended September 30, 2015. The increase resulted primarily from a $883,000 increase in average loan balances and a 3 basis point increase in the average yield on loans to 4.30% for the 2016 period from 4.27% for the 2015 period.

Interest and dividend income on investment securities increased $14,000 or 10.1% for the nine months ended September 30, 2016 to $156,000 from $141,000 for the nine months ended September 30, 2015 primarily due to a 54 basis point increase in yield, partly offset by a $848,000 decrease in average balances. Interest and dividend income on mortgage-backed securities increased $60,000 or 17.2% for the nine months ended September 30, 2016 to $411,000 from $351,000 for the nine months ended September 30, 2015 primarily due to a $4.0 million increase in average balances and an increase in yield of 3 basis points.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing liabilities, remained relatively unchanged for the nine months ended September 30, 2016 compared to the same period in 2015. The average rate paid on interest-bearing liabilities decreased 2 basis points to 0.45% for the nine months ended September 30, 2016, compared to 0.47% for the nine months ended September 30, 2015. Average interest-bearing liabilities increased to $78.4 million for the nine months ended September 30, 2016 from $75.5 million for the same period in 2015. The average balances of higher cost interest-bearing certificates of deposits decreased $2.4 million and were offset with an increase in lower cost NOW accounts and lower costing advances from the Federal Home Loan Bank.  Lower rates on certificates of deposit as well as the change in the composition of our interest-bearing deposits helped reduce the cost of funds from 0.44% for the nine months ended September 30, 2015 to 0.42% for the same period in 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $3,700 provision for loan losses recorded for the nine month period ended September 30, 2016 and a $59,000 provision for loan losses recorded for the nine month period ended September 30, 2015. There were no charge-offs or recoveries of loans during the nine months ended September 30, 2016 and 2015, respectively.

Noninterest Income. Noninterest income increased $41,000 or 16.2% to $295,000 for the nine months ended September 30, 2016 from $254,000 for the nine months ended September 30, 2015. The increase was primarily due to higher gains on the sale of loans and securities recognized during the 2016 period of $40,000 and $126,000, respectively, compared to $0 and $121,000 for the 2015 period.

Noninterest Expense. Noninterest expense increased $84,000 or 4.1%, to $2.1 million for the nine months ended September 30, 2016 from $2.1 million for the nine months ended September 30, 2015. The increase was primarily due to higher professional fees, data processing fees, compensation and benefits expense and advertising and promotion expense, partly offset by lower occupancy and equipment expense. Professional fees increased $41,000 due to higher auditing and accounting expenses and increased consulting and legal fees. Data processing expenses increased $21,000 as a result of higher costs related to core processing and additional costs to support new products and initiatives. Compensation and benefits increased $23.000 primarily due to higher costs of benefits. Advertising and promotion expense increased $9,000 due to initiatives the Company undertook in 2016 that did not occur in 2015. Occupancy and equipment expense decreased $9,000 primarily due to lower building expense and repairs.

Income Tax Expense (Benefit). We recorded a $7,000 income tax benefit for the nine months ended September 30, 2016 and a $66,000 income tax benefit for the nine months ended September 30, 2015. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 10, 2016	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and Treasurer

