Form 10-K
period 2016-12-31
Sunnyside Bancorp, Inc.
filed 2017-03-30
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $8,880,745 at June 30, 2016.

As of March 28, 2017, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Shareholders.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate de novo or acquired branches, if any;

•	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Sunnyside Bancorp, Inc.

Sunnyside Bancorp, Inc. (“Sunnyside Bancorp” or the “Company”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington (“Sunnyside Federal” or the “Bank”), upon consummation of the Bank’s mutual to stock conversion. The conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. To date, other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any material business.

At December 31, 2016, Sunnyside Bancorp had consolidated assets of $90.3 million, liabilities of $79.0 million and equity of $11.2 million.

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

Sunnyside Federal Savings and Loan Association of Irvington

Sunnyside Federal is a federal savings association that was founded in 1930. In July 2013, we completed our mutual to stock conversion thereby becoming a stock savings bank and becoming the wholly owned subsidiary of Sunnyside Bancorp. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardsley-on-Hudson, and consider our lending area to be primarily Westchester, Putnam and Rockland Counties, New York.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, commercial loans, student loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2016, $24.8 million, or 51.3%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $15.8 million, or 32.6%, was comprised of commercial real estate and multi-family mortgage loans and $7.8 million, or 16.1%, was comprised of commercial loans, student loans, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank and had $3.0 million in advances at December 31, 2016.

For the year ended December 31, 2016, we had a net loss of $117,000 compared to a net loss of $80,000 for the year ended December 31, 2015. Our current business strategy includes increasing our asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending, commercial lending, student loan originations and increasing our non-interest income, as ways to improve our profitability in future periods.

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

Market Area and Competition

We conduct our operations from our full-service banking office located in Irvington, Westchester County, New York, which is located approximately 25 miles north of New York City. Our primary deposit market area includes Irvington and the contiguous towns of Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardsley-on-Hudson, all of which are located in Westchester County, New York. Our primary lending market area includes Westchester, Putnam and Rockland counties, New York. We will, on occasion, make loans secured by properties located outside of our primary lending market, especially to borrowers with whom we have an existing relationship and who have a presence within our primary lending area.

At December 31, 2016, $24.8 million, or 51.3%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2011 through 2015 are provided below:

•	The homeownership rate in Westchester County was 61.5%, compared to 53.6% in the State of New York;

•	The median home value was $506,900, compared to $283,400 in the State of New York;

•	The median household income in Westchester County was $83,958, compared to $59,269 in the State of New York;

•	Approximately 46.7% of the population of Westchester County held a bachelor’s degree or higher, compared to 34.2% in the State of New York; and

•	Approximately 10.1% of the population of Westchester County had incomes below poverty level, compared to 15.4% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2011 through 2015:

•	The homeownership rate in Putnam County and Rockland County was 82.0% and 68.9%, respectively, compared to 53.6% in the State of New York;

•	The median home value in Putnam County and Rockland County was $354,900 and $419,100, respectively, compared to $283,400 in the State of New York;

•	The median household income in Putnam County and Rockland County was $96,148 and $84,855, respectively, compared to $59,269 in the State of New York;

•	Approximately 37.9% and 40.3% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 34.2% in the State of New York; and

•	Approximately 6.0% and 14.0% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 15.4% in the State of New York.

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

We are a small community savings institution and as of June 30, 2016 (the latest date for which information is available), our market share was 0.09% of total FDIC-insured deposits in Westchester, making us the 28th largest out of 36 financial institutions in Westchester County based upon deposit share as of that date.

Business Strategy

Our current business strategy is to operate as a community bank dedicated to serving the needs of our consumer and business customers and emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	growing our assets and liabilities by increasing our presence in the communities we serve and expanding our service delivery channels;

•	utilizing our management’s commercial banking experience by diversifying our lending operations to increase our emphasis on commercial and multi-family real estate lending commercial lending and student loan originations;

•	maintaining our strong asset quality profile through conservative loan underwriting;

•	increasing our non-interest income through the origination and sale of one-to four-family residential real estate loans and the guaranteed-portion of SBA loans;

•	managing interest rate risk by emphasizing the origination of shorter-term loans for retention in our portfolio;

•	continuing to attract and retain customers in our market area and build our “core” deposits consisting of demand, NOW, savings and money market accounts; and

•

opportunistically seek to purchase or sell loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans;

•	expanding our banking franchise as opportunities arise through de novo branching or the addition of a loan production office, although we do not currently have any understandings or agreements to establish new branch offices or loan production offices.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2016, $24.8 million, or 51.3%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2016, $15.8 million, or 32.6% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions, including the origination of SBA loans. To a lesser extent, we also offer commercial loans that are not real estate secured as well as student loans and home equity loans. At December 31, 2016, $7.8 million, or 16.1% of our loan portfolio was comprised of commercial, student and home equity loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2016 purchased loans accounted for $8.5 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans, commercial and multi-family real estate loans and student loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$24,809	51.3%	$29,156	61.4%
Commercial and multi-family residential	15,791	32.6	13,816	29.1
Home equity lines of credit	524	1.1	408	0.9
Student loans	5,743	11.9	1,933	4.1
Other loans	1,505	3.1	2,190	4.5
	$48,372		$47,503
Total loans receivable		100.0%		100.0%
Less:
Deferred loan (costs) fees	(140)		(52)
Allowance for loan losses	467		463

Total loans receivable, net	$48,045		$47,092

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2016. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

		Commercial
	One-to-four	and multi-
	family	family
	residential	residential	Home Equity
	real estate	real estate	lines of	Student	Other
	loans	loans	credit	Loans	loans	Total
			(In thousands)
Due During the Years
Ending December 31,
2017	$5	$3,266	$-	$-	$19	$3,290
2018	8	149	-	-	5	162
2019	85	-	-	-	596	681
2020 to 2021	296	545	-	489	7	1,337
2022 to 2026	774	7,462	324	2,027	275	10,862
2027 to 2031	1,277	2,950	200	-	517	4,944
2032 and beyond	22,364	1,419	-	3,227	86	27,096
	$24,809	$15,791	$524	$5,743	$1,505	$48,372

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2016, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2017.

	Due after December 31, 2017
	Fixed	Adjustable	Total
		(In thousands)
Real estate loans:
One- to four-family residential	$20,413	$4,391	$24,804
Commercial and multi-family residential	6,965	5,560	$12,525
Home equity lines of credit	0	524	524
Student Loans	2,516	3,227	5,743
Other loans	693	793	1,486
Total loans	$30,587	$14,495	$45,082

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2016, $24.8 million, or 51.3% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2016, 82.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 17.7% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2016 was generally $424,100 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

The majority of our one- to four-family residential real estate loans are secured by properties located in our primary lending area, which we define as the New York Counties of Westchester, Putnam and Rockland.

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2016, we had $15.8 million in commercial and multi-family real estate loans, representing 32.6% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our originations and purchases of commercial and multi-family real estate loans.

Generally, our commercial real estate and multi-family loans have terms of up to 10 years and amortize for a period of up to 25 years. Interest rates may be fixed or adjustable, and if adjustable then they are generally based upon a 5 year Treasury or Federal Home Loan Bank index or the Prime rate of interest.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.9 million at December 31, 2016. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2016, our average commercial real estate loan had a balance of $607,000. At that same date, our largest commercial real estate relationship totaled $1.7 million, and was performing in accordance with its repayment terms.

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

At December 31, 2016, the average loan balance of our outstanding home equity lines of credit was $105,000, and the largest outstanding balance of any such loan was $200,000. This loan was performing in accordance with its repayment terms at December 31, 2016.

Student Loans and Other Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans are guaranteed by a third party insurance company in the event of default and totaled $3.2 million at December 31, 2016. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans are not guaranteed by a third party insurance company and totaled $2.5 million at December 31, 2016. At December 31, 2016, student loans totaled $5.7 million and represented 11.9% of our loan portfolio.

To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2016, other loans totaled $1.5 million, or 3.1% of our loan portfolio.

Management believes that offering student loans and other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Student loans and other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Loan Originations, Purchases and Sales. Our loan originations are generated by our loan personnel operating at our banking office. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

We have historically retained all of our loans in portfolio, but we may, subject to favorable market conditions, consider selling certain longer-term (15 years or greater), fixed-rate one-to-four family residential real estate loans.

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2016, these types of purchased loans accounted for $8.5 million of our total loan portfolio.

We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2016	2015
	(In thousands)

Total loans at beginning of year	$47,503	$43,570
Loans originated:
Real estate loans:
One- to four-family residential	―	555
Commercial and multi-family	4,369	6,236
Home equity lines of credit	150	50
Total real estate loans	4,519	6,841

Student loans	1,337	1,822
Other	1,393	38

Total loans originated	$7,249	$8,701

Loans Purchased:
One- to four-family residential	―	6,011
Commercial and multi-family	―	―
Student loans	3,226	―
Total Loans Purchased	3,226	6,011

Loans Sold:
Commercial and multi-family	843	262
Other	547	―
Total Loans Sold	1,390	262
Deduct:
Principal repayments	8,216	10,517

Net loan activity	869	3,933

Total loans at end of year	$48,372	$47,503

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2016, our largest credit relationship totaled $1.7 million and was secured by commercial real estate. At December 31, 2016, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.7 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2016
Real estate loans:
One- to four-family residential	1	$272	2	$337	3	$609
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit			1	21	1	21
Commercial	-	-	-	-	-	-
Student	2	15	-	-	2	15
Other loans	-	-	-	-	-	-
Total	3	$287	3	$358	6	$645

At December 31, 2015
Real estate loans:
One- to four-family residential	1	$279	1	$289	2	$568
Commercial and multi-family residential	1	737	-	-	1	737
Home equity lines of credit	1	25	-	-	1	25
Commercial	-	-	-	-	-	-
Student	-	-	-	-	-	-
Other loans	-	-	-	-	-	-
Total	3	$1,041	1	$289	4	$1,330

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2016		2015
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential		$609		$289
Commercial and multi-family		―		―
Home equity lines of credit		21		―
Student loans		―		―
Other		―		―
Total		$630		$289

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	$	―	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Student loans		―		―
Other		―		―
Total loans 90 days or more past due		―		―

Total non-performing loans		$630		$289

Real estate owned		―		2
Other non-performing assets		―		―

Total non-performing assets		$630		$291

Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$	―	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total	$	―	$	―

Ratios:
Total non-performing loans to total loans		1.30%		0.61%
Total non-performing loans to total assets		0.70%		0.32%
Total non-performing assets to total assets		0.70%		0.32%

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $39,500. Interest income recognized on such loans for the year ended December 31, 2016 was $36,800.

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2016 and 2015.

	At December 31,
	2016	2015
	(In thousands)

Classification of Assets:
Substandard	$581	$289
Doubtful	―	―
Loss	—	—

Total Classified Assets	$581	$289

Special Mention	$—	$1,576

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2016, we had no potential problem loans that are not accounted for above under “ – Classified Assets.” Please see “ – Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2016.

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

For 2016 and 2015, we recorded a provision of $4,000 and $67,000, respectively. The allowance for loan losses was $467,000, or 0.97% of total loans, at December 31, 2016,

compared to $463,000, or 0.98% of total loans, at December 31, 2015. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2016	2015
	(In thousands)

Balance at beginning of year	$463	$396

Charge-offs:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total charge-offs	―	―

Recoveries:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total recoveries	―	―

Net charge-offs	―	―
Provision for loan losses	4	67

Balance at end of year	$467	$463

Ratios:
Net charge-offs to average loans outstanding	― %	― %
Allowance for loan losses to non-performing loans at end of year	74.1%	160.2%
Allowance for loan losses to total loans at end of year	0.97%	0.98%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table also reflects each loan category as a percentage of total loans receivable. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category. We did not have an unallocated allowance as of the dates presented.

	At December 31,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$297	63.6%	51.3%	$315	68.1%	61.4%
Commercial and multi-family residential	138	29.6	32.6	130	28.1	29.1
Home equity lines of credit	5	1.0	1.1	3	0.6	0.9
Student loans	20	4.3	11.9	14	3.0	4.1
Other loans	7	1.5	3.1	1	0.0	4.5
Total allowance for loan losses	$467	100%	100%	$463	100%	100%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2016, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions. As a member of Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York and at December 31, 2016, we owned $235,000 in stock. At December 31, 2016, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Central Bankers Bank) at the dates indicated.

	At December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held to maturity:
United States government and agency securities	$2,000	$2,012	$2,000	$2,049
Mortgage-backed securities	1,405	1,457	1,920	1,979
State, county and municipal securities	550	542	816	831
Total securities held to maturity	$3,955	$4,011	$4,736	$4,859

Securities available for sale:
Unites States government and agency securities	$3,199	$3,192	$5,661	$5,615
Mortgage-backed securities	26,905	26,139	25,327	25,135
Total securities available for sale	$30,104	$29,331	$30,988	$30,750

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
US government and agency securities	$-	-%	$-	-%	$-	-%	$2,000	3.98%	$2,000	$2,012	3.98%
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$1,405	2.09%	$1,405	$1,457	2.09%
State, county and municipal securities	$-	-%	$204	1.26%	$-	-%	$346	3.27%	$550	$542	2.53%
Total securities held to maturity	$-	-%	$204	1.26%	$-	-%	$3,751	3.21%	$3,955	$4,011	3.11%

Securities available for sale
US government and agency securities	$2,200	0.41%	$999	1.52%	$-	-%	$-	-%	$3,199	$3,192	0.76%
Mortgage-backed	$-	-%	$-	-%	$2,906	1.36%	$23,999	1.77%	$26,905	$26,139	1.73%
Total securities available for sale	$-2,200	0.41%	$-999	1.52%	$2,906	1.36%	$23,999	1.77%	$30,104	$29,331	1.63%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the Federal Home Loan Bank to fund our operations and we had $3.0 million and $0 in advances at December 31, 2016 and 2015, respectively.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2016, $25.6 million, or 34.5% of our total deposit accounts were certificates of deposit, of which $16.0 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(In thousands)

Deposit Type
Non-interest-bearing checking	$4,343	5.6%	-%	$4,033	5.1%	―	%
NOW	12,095	15.6	0.05	10,255	13.0	0.06
Savings	29,882	38.6	0.11	30,260	38.5	0.11
Money Market	2,989	3.9	0.10	3,040	3.9	0.10
Certificates of Deposit	28,068	36.3	0.95	31,030	39.5	0.99
Total Deposits	$77,377	100.0%	0.40%	$78,618	100.0%	0.44%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015
	(In thousands)

Interest Rate:
Less than 2.00%	$22,203	$21,139
2.00% to 2.99%	3,394	8,990
3.00% to 3.99%	-	-
4.00% to 4.99%	-	-
5.00% and above	-	-

Total	$25,597	$30,129

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2016
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
Less than 2.00%	$12,819	$7,119	$1,114	$1,151	$22,203	86.7%
2.00% to 2.99%	3.169	-	100	125	3,394	13.3
3.00% to 3.99%	-	-	-	-	-	-
4.00% to 4.99%	-	-	-	-	-	-

Total	$15,988	$7,119	$1,214	$1,276	$25,597	100.0%

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $9.0 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2016
(In thousands)

Three months or less	$3,403
Over three through six months	601
Over six months through one year	2,654
Over one year to three years	2,051
Over three years	313

Total	$9,022

Borrowings: As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is eligible to obtain advances from the Federal Home Loan Bank by pledging investment securities as collateral or mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. The following table presents our outstanding balances and interest rates on these advances:

	At or For the Years Ended December 31,
	2016	2015
	(In thousands)

Balance at end of period	$3,000	$-
Average balance during period	3,585	$79
Maximum outstanding at any month end	5,300	$1,000
Interest rate at end of period	0.81%	$-
Average interest rate during period	0.61%	$0.34%

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

Employees

As of December 31, 2016, we had 15 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The OCC had adopted substantially identical rules The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including Sunnyside Federal, compared to the previous U.S. risk-based capital rules. The Basel Rules defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

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

Under the Basel Rules, the minimum capital ratios for Sunnyside Federal are as follows:

•	5.125 percent CET1 to risk-weighted assets.

•	6.625 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.625 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, the Basel Rules will also require the Company to maintain a 2.5 percent “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625 percent level and will increase by 0.625 percent on each subsequent January 1st, until it reaches 2.5 percent on January 1, 2019.

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

Sunnyside Federal’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2016 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2016, we would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2016, Sunnyside Federal satisfied the QTL test.

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

The FDIC charges insured depository institutions premiums to maintain the DIF. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessment rates range from 1.5 to 40 basis points of an institution’s total assets less tangible capital.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 basis points of an institution's total assets less tangible capital.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Sunnyside Federal was in compliance with this requirement.

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

Method of Accounting. For federal income tax purposes, Sunnyside Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by large savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years. At December 31, 2016, Sunnyside Federal had $1,584,000 of federal net operating loss carry-forwards and $2,130,000 of New York State net operating loss carry-forwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. Sunnyside Federal had a capital loss carryover of $1,813,000, which expired unused during the year ending December 31, 2015. This capital loss carryover had been fully reserved for prior to 2015.

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

New York State Taxation

Sunnyside Bancorp and Sunnyside Federal report their combined income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of: (i) 6.5% of “entire net income” allocable to New York State; (ii) .125% of the capital base; or (iii) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

In addition, the companies are subject to a Metropolitan Transportation Business Tax surcharge equal to 28% of New York franchise tax, as calculated with certain adjustments.

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

•	The statutory tax rate was reduced.

•	An alternative tax on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over six years.

•	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate was not reduced until 2016. In addition, the Company’s minimum tax increased from approximately $10,000 to $18,000 per year. Also, as a result of the New York tax law changes, the Company recorded a valuation allowance on its New York deferred tax asset in the amount of $172,000 during 2016. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

ITEM 1B.          Unresolved Staff Comments

None.

ITEM 2.             Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.3 million at December 31, 2016.

ITEM 3.             Legal Proceedings

At December 31, 2016, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.             Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of December 31, 2016 was 89. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2016 and 2015:

2016	High Sale	Low Sale
Quarter ended December 31	$13.40	$12.27
Quarter ended September 30	$12.78	$12.40
Quarter ended June 30	$12.90	$11.50
Quarter ended March 31	$12.25	$11.50

2015	High Sale	Low Sale
Quarter ended December 31	$12.00	$10.26
Quarter ended September 30	$10.83	$9.70
Quarter ended June 30	$10.70	$10.00
Quarter ended March 31	$10.25	$9.84

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

The following table provides information about options outstanding pursuant to the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan, which was approved by stockholders on September 16, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders	—	n/a	92,655	(1)
Equity Compensation Plans Not Approved by Stockholders	—	n/a	—

Total	—	n/a	92,655

(1)	The Company has not issued any stock options pursuant to the 2014 Equity Plan. The Company granted 10,500 restricted shares under the 2014 Equity Plan on June 16, 2015.

(e)	Stock Repurchases. Not applicable.

(f)	Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.          Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2016 and December 31, 2015 and our results of operations for the years ended December 31, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Sunnyside Federal is a federal savings association that was founded in 1930. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardsley-on-Hudson, and consider our lending area to be Westchester, Putnam and Rockland Counties, New York.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, student loans, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2016, $24.8 million or 51.3% of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans; $15.8 million or 32.6% was comprised of commercial and multi-family real estate loans and $5.7 million or 11.9% was comprised of student loans.

As a result of our strict, quality-oriented underwriting and credit monitoring processes, we had $630,000 in non-performing assets at December 31, 2016 and $291,000 at December 31, 2015. There were $645,000 of delinquent loans at December 31, 2016 compared to $1.3 million of delinquent loans at December 31, 2015.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank to fund our operations and we had $3 million and $0 in advances at December 31, 2016 and 2015, respectively.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2016, 98.4% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total assets decreased $1.3 million, or 1.5%, to $90.3 million at December 31, 2016 from $91.6 million at December 31, 2015. The decrease was primarily the result of a decrease in investment securities partly offset by an increase in loans.

Securities available for sale decreased $1.4 million, or 4.6%, to $29.3 million at December 31, 2016 from $30.8 million at December 31, 2015 while securities held to maturity decreased $782,000, or 16.5%. The decrease in securities during 2016 was primarily a result of funding loan growth.

Net loans receivable increased $953,000, or 2.0%, to $ 48.0 million at December 31, 2016 from $47.1 million at December 31, 2015. The increase in loans receivable during this period was primarily due to an increase of $3.8 million, or 197% increase in student loans and an increase of $2.0 million, or 14.3%, in commercial and multi-family real estate loans. These increases were partly offset by a $4.3 million decrease in the one-to four- family residential loan portfolio and a $678,000 decrease in commercial loans.

Cash and cash equivalents decreased $403,000, or 12.1%, to $2.9 million at December 31, 2016 from $3.3 million at December 31, 2015. The decrease resulted primarily from funding loans that was partly offset by a decrease in investments and deposits. Principal payments and sales reduced the securities available for sale and held to maturity portfolios by $1.4 million, or 4.6%, and $782,000, or 16.5%, respectively.

At December 31, 2016, our investment in bank-owned life insurance was $2.2 million, an increase of $58,000, from $2.1 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $39,000, or 3.2%, to $ 1.3 million at December 31, 2016 from $1.2 million at December 31, 2015. The increase resulted primarily from increases in the tax effect of temporary differences related to depreciation, unrealized losses on securities, federal net operating loss carryover and allowance for loan losses partly offset by decreases related to the unfunded pension liability and prepaid benefit plans.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and an annuity contract for a former director, increased $109,000, or 32.9%, to $438,000 at December 31, 2016 from $330,000 at December 31, 2015 primarily due to an increase in prepaid assets and receivables.

Total deposits decreased $3.8 million, or 4.9%, to $74.3 million at December 31, 2016 from $78.1 million at December 31, 2015. The decrease was primarily due to lower certificates of deposit and savings balances partly offset by increases in NOW and non-interest bearing balances. Certificates of deposits decreased $4.5 million, or 15.0% primarily due to the Company allowing higher rate deposits to run-off. Savings deposits decreased $720,000 or 2.4%. NOW balances increased $958,000 or 8.4%, while non-interest bearing checking increased $626,000 or 17.3%.

We had $3.0 million in Federal Home Loan Bank advances outstanding at December 31, 2016 and $0 at December 31, 2015. At December 31, 2016, we had the ability to borrow approximately $27.1 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2016, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $622,000, or 5.2%, to $11.2 million at December 31, 2016 compared to $11.9 million at December 31, 2015 primarily due to an increase in unrealized losses in our investment portfolio included in accumulated other comprehensive loss along with our net loss for 2016.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. We had a net loss of $117,000 during 2016 as compared to a net loss of $80,000 for 2015. The increase in our net loss resulted from an increase in income tax expense and other non-interest expense partly offset by higher net interest income and non-interest income as well as a decrease in the loan loss provision.

Our current business strategy includes increasing the Bank’s asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

Our ability to achieve profitability depends upon a number of factors, including general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies. If we fail to generate additional revenue or reduce our expenses, we may continue to incur losses in 2017 and in future years and we may never generate net income. Over time, continued net losses and negative cash flow could drain our capital and endanger the safety and soundness of the Bank.

Net Interest Income. Net interest income increased $177,000, or 7.6%, to $2.5 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015. The increase in net interest income was primarily due to a $160,000 or 6.0% increase in interest and dividend income.

Interest income on loans increased $101,000, or 5.0%, primarily due to increases in the rate and balances on loans . Interest income on mortgage-backed securities increased $53,000 or 11.2%, primarily due to an increase in balances. Interest income on federal funds sold and other interest earning assets increased $7,000, or 82.4% mainly due to higher yields. The average yield on our loans increased 13 basis points, and the average yield on our mortgage-backed securities increased two basis points while the average yield on investment securities increased 29 basis points during 2016. Our net interest rate spread increased 15 basis points to 2.89% for the year ended December 31, 2016 from 2.74% for the year ended December 31, 2015, and our net interest margin increased 14 basis points to 2.93% for 2016 from 2.79% for 2015.

Interest and Dividend Income. Interest and dividend income increased $160,000 to $2.8 million for the year ended December 31, 2016 from $2.7 million for the year ended December 31, 2015. Loan interest income increased $101,000 or 5.0%, interest on mortgage backed securities increased $ 53,000 or 11.2% and interest on federal funds sold and other earning assets increased $7,000 or 82.4% compared to 2015.

Interest income on loans increased $101,000, or 5.0%, to $2.1 million for the year ended December 31, 2016 from $2.0 million for the year ended December 31, 2015. The increase resulted primarily from an increase in average loan balances of $899,000 in 2016 to $48.1 million from $47.2 million in 2015 and a 13 basis point increase in the yield to 4.39% in 2016 from 4.26% for 2015.

Interest and dividend income on mortgage-backed securities increased $53,000 to $529,000 primarily due to an increase in the average balance of $2.8 million and a two basis point increase in yield from 1.75% in 2015 to 1.77% in 2016. Interest and dividend income of federal funds sold and other earning assets increased $7,000 to $16,000 mainly due to an 86 basis point increase in yield from 0.41% in 2015 to 1.27% in 2016. These increases were partly offset by a $1,000 decrease in income from investment securities primarily due to a $751,000 decrease in average balances for the year ended December 31, 2016 which was partly offset by a 29 basis point increase in yield from 2.62% in 2015 to 2.91% in 2016.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $17,000 to $333,000 for the year ended December 31, 2016 from $350,000 for the year ended December 31, 2015. The cost of interest-bearing deposits and borrowings decreased four basis points to 0.43% for 2016 compared to 0.47% for 2015, reflecting lower market interest rates and a change in the mix of deposits and borrowings. Higher rate certificates of deposit were allowed to run-off and were replaced with lower costing advances from the Federal Home Loan Bank.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $4,000 for the year ended December 31, 2016 compared to $67,000 for the year ended December 31, 2015. The decrease was mainly due to lower provisions for the residential and commercial and multi-family portfolios in 2016 compared to 2015. The allowance for loan losses was $467,000 at December 31, 2016 compared to $463,000 at December 31, 2015. We had $630,000 in non-performing loans at December 31, 2016 and $289,000 at December 31, 2015. During the years ended December 31, 2016 and 2015 we had no loan charge-offs or recoveries.

Noninterest Income. Noninterest income increased $26,000, or 8.4,% to $335,000 for the year ended December 31, 2016 from $309,000 for the year ended December 31, 2015. The increase was primarily due to a $27,000 increase in gains on the sale of loans as well as an increase of $5,000 in gains on the sale of securities and a $2,000 increase in fees and service charges. These increases were partly offset by a $9,000 decrease in income on bank owned life insurance due to lower interest rates paid on these investments.

Noninterest Expense. Noninterest expense increased $126,000, or 4.6%, to $2.9 million for the year ended December 31, 2016 from $2.7 million for the year ended December 31, 2015. Compensation and benefits increased $32,000, or 2.3%, to $1.5 million for 2016 from $1.4 million for 2015, resulting from normal salary and related benefit increases. Data processing fees increased $20,000, or 7.8%, primarily due to higher costs related to the Bank’s core processing as well as additional costs to support new products and services and higher debit card expenses. Professional fees increased $68,000, or 19.2%, primarily due to higher legal and accounting fees. Advertising and promotion expense increased $8,000, or 19.0%, due to new business and product development. Other expense increased $28,000, or 12.4%, primarily due to costs related to the development of the bank’s SBA program. These increases were partly offset by a decrease of $15,000, or 24.1%, in FDIC insurance premiums and a decrease of $16,000, or 4.2%, in occupancy and equipment expense. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile. Occupancy costs were lower primarily to a decrease in repairs and depreciation expense.

Income Tax Expense. We recorded income tax expense of $78,000 for the year ended December 31, 2016 based on a loss before taxes of $39,000 and the recording of a valuation allowance on the New York State deferred tax asset of $171,000 compared to a tax benefit of $98,000 in 2015 based on a loss before taxes of $179,000. The increase in income tax expense was mainly due to the recording of the valuation allowance on the New York State deferred tax asset which arose as a result of a change in the New York State tax law. Based upon projections of future New York taxable income, management has determined that it is more likely than not that temporary differences and carryforwards will not be realized on future New York State tax returns. For 2015, the income tax benefit was calculated based on our pre-tax loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances and include non-accrual loans. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No taxable equivalent adjustments have been made.

	For the Years Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$48,073	$2,109	4.39%	$47,174	$2,009	4.26%
Investment securities	6,322	184	2.91%	7,073	185	2.62%
Mortgage-backed securities	29,831	529	1.77%	27,069	475	1.75%
Fed funds sold and other interest-earning assets	1,257	16	1.27%	2,190	9	0.41%
Total interest-earning assets	85,483	2,838	3.32%	83,506	2,678	3.21%
Non-interest-earning assets	9,011			8,700
Total assets	$94,494			$92,206

Interest-bearing liabilities:
Transaction accounts	$12,095	6	0.05%	$10,255	6	0.06%
Regular savings	29,882	34	0.11%	30,260	34	0.11%
Money market	2,989	3	0.10%	3,040	3	0.10%
Certificates of deposit	28,068	268	0.95%	31,030	307	0.99%
Advances from FHLB of N.Y.	3,585	22	0.61%	79	0	0.34%
Total interest-bearing liabilities	76,619	333	0.43%	74,664	350	0.47%
Noninterest-bearing liabilities	5,778			5,280
Total liabilities	82,397			79,944
Equity	12,097			12,262
Total liabilities and equity	$94,494			$92,206

Net interest income		$2,505			$2,328
Interest rate spread (1)			2.89%			2.74%
Net interest-earning assets (2)	$8,864			$8,842
Net interest margin (3)		2.93%			2.79%
Average interest-earning assets to average interest-bearing liabilities	111.57%			111.84%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the Years Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$39	$61	$100
Investment securities	(21)	20	(1)
Mortgage-backed securities	48	6	54
Fed funds sold and other interest-earning assets	(5)	12	7
Total interest income	61	99	160

Interest-bearing liabilities:
NOW accounts	1	(1)	-
Regular savings	-	-	-
Money market	-	-	-
Certificates of deposit	(28)	(11)	(39)
Other borrowings	22	-	22
Total interest expense	(5)	(12)	(17)
Increase(decrease) in net interest income	$66	$111	$177

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate, one- to four-family residential real estate loans and securities, which we have funded primarily with deposits. Historically we have retained in our portfolio all of the one- to four-family residential real estate loans that we have originated. We have revised our business strategy with an increased emphasis on the origination of commercial and multi-family real estate loans and commercial loans. Such loans generally have shorter maturities than one- to four-family residential real estate loans. Additionally, subject to favorable market conditions, we will consider the sale or brokerage of certain newly originated longer-term (terms of 15 years or greater), one- to four-family residential real estate loans rather than retain all of such loans in portfolio as we have done in the past. Additionally, we have implemented a Small Business Administration (“SBA”) lending program and we will consider selling the government-guaranteed portions of such loans to generate additional fee income and manage interest rate risk. We are an SBA-approved lender.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2016 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(In thousands)

+400	$2,163	(11.27)%
+300	$2,323	(4.74)%
+200	$2,429	(0.39)%
+100	$2,456	0.72%
Level	$2,438	—
-100	$2,344	(3.88)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2016, we had the capacity to borrow approximately $27.1 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2016, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2016 and 2015, we had $3.0 million and $0 in outstanding advances from the Federal Home Loan Bank of New York.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2016, loan originations and purchases totaled $7.2 million and $3.2 million, respectively, compared to originations and purchases of $7.2 million and $7.5 million, respectively, for the year ended December 31, 2015. Purchases of investment and mortgage-backed securities totaled $23.5 million for the year ended December 31, 2016 and $10.9 million for the year ended December 31, 2015.

Total deposits decreased $3.8 million during the year ended December 31, 2016, while total deposits decreased $1.5 million during the year ended December 31, 2015. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2016, certificates of deposit scheduled to mature within one year totaled $16.0 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2016 and 2015, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2016 under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2016. Our Tier 1 and total risked-based capital was $11.7 million and $12.1 million, respectively, or 25.8% and 26.9% of total risk weighted assets at December 31, 2016. At December 31, 2015, our Tier 1 and total risked-based capital was $11.7 million and $12.2 million, respectively, or 29.3% and 30.4% of risk weighted assets.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of

Financial Statements”. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The adoption of this guidance on January 1, 2016 did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business’s payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A        Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.        Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the directors and officers will be included in Sunnyside’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held on June 13, 2017 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

PART IV

ITEM 15.        Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2016 and 2015;

(C)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016 and 2015;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Sunnyside Bancorp*
3.2	Bylaws of Sunnyside Bancorp*
4	Form of Common Stock Certificate of Sunnyside Bancorp*
10.1	Form of Employment Agreement with Timothy D. Sullivan**
10.2	Form of Employment Agreement with Gerardina Mirtuono***
10.3	Form of Employee Stock Ownership Plan*

10.4	Form of Employment Agreement with Edward Lipkus****
10.5	Sunnyside Bancorp 2014 Equity Incentive Plan*****
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2016, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

**	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed on June 22, 2015.

***	Incorporated by reference to the Current Report on Form 8-K (file no. 000-55005) filed on August 11, 2014.

****	Incorporated by reference to the Current Report on Form 8-K (file no. 000-55005) filed on July 30, 2015.

*****	Incorporated by reference to the Company’s proxy statement filed on August 11, 2014 (000-55005)

Item 16.    Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

SUNNYSIDE BANCORP

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

I have audited the accompanying consolidated statement of financial condition of Sunnyside Bancorp, Inc. and Subsidiary (the "Company"), as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Bancorp, Inc. and Subsidiary, as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Alfred Fontanella

Fontanella Associates LLC

March 30, 2017

534 Union Boulevard ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

We have audited the accompanying consolidated statement of financial condition of Sunnyside Bancorp, Inc. and Subsidiary (the "Company"), as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunnyside Bancorp, Inc. and Subsidiary, as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 25, 2016

534 Union Boulevard ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2016	2015
Assets

Cash and cash equivalents	$2,923,442	$3,326,660
Securities held to maturity, net; approximate fair value of $4,011,000 (2016) and $4,859,000 (2015)	3,954,549	4,736,273
Securities available for sale	29,331,278	30,750,302
Loans receivable, net	48,045,062	47,092,298
Premises and equipment, net	1,335,654	1,465,439
Federal Home Loan Bank of New York and other stock, at cost	335,020	204,120
Accrued interest receivable	443,062	332,474
Cash surrender value of life insurance	2,197,348	2,139,657
Deferred income taxes	1,270,575	1,231,696
Other assets	438,478	329,880

Total assets	$90,274,468	$91,608,799

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$74,287,596	$78,109,759
Advances from Federal Home Loan Bank of New York	3,000,000	-
Advances from borrowers for taxes and insurance	684,468	628,645
Other liabilities	1,070,811	1,016,871

Total liabilities	79,042,875	79,755,275

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	6,998,363	7,093,621
Unallocated common stock held by the Employee Stock Ownership Plan	(466,606)	(488,818)
Retained earnings	6,237,637	6,355,056
Accumulated other comprehensive (loss)	(1,545,736)	(1,114,270)

Total stockholders' equity	11,231,593	11,853,524

Total liabilities and stockholders' equity	$90,274,468	$91,608,799

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2016	2015

Interest and dividend income:
Loans	$2,109,169	$2,008,471
Investment securities	183,531	185,273
Mortgage-backed securities	528,715	475,376
Federal funds sold and other earning assets	16,301	8,936

Total interest and dividend income	2,837,716	2,678,056

Interest expense:
Deposits	311,267	349,701
Borrowings	21,564	272

Total interest expense	332,831	349,973

Net interest income	2,504,885	2,328,083

Provision for loan losses	3,650	67,188

Net interest income after provision for loan losses	2,501,235	2,260,895

Non-interest income:
Fees and service charges	111,128	108,687
Net gain on sale of securities	126,398	121,159
Net gain on sale of loans	39,584	12,936
Income on bank owned life insurance	57,691	66,202

Total non-interest income	334,801	308,984

Non-interest expense:
Compensation and benefits	1,462,052	1,429,727
Occupancy and equipment, net	356,131	371,825
Data processing service fees	281,481	261,223
Professional fees	422,887	354,861
Federal deposit insurance premiums	46,783	61,662
Advertising and promotion	52,438	44,050
Other	253,195	225,173

Total non-interest expense	2,874,967	2,748,521

(Loss) before income taxes	(38,931)	(178,642)

Income tax (benefit)	78,488	(98,159)

Net (loss)	$(117,419)	$(80,483)

Basic and diluted loss per share	$(0.16)	$(0.11)
Weighted average shares outstanding
basic and diluted	745,823	743,604

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2016	2015

Net (loss)	$(117,419)	$(80,483)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net loss arising during the period	(55,177)	(351,252)
Amortization of loss included in net periodic plan cost	95,564	81,903

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(412,768)	(126,397)
Reclassification adjustment for (gains) losses included in operations	(121,891)	(99,026)

Other comprehensive income (loss), before tax	(494,272)	(494,772)

Income tax (benefit) expense related to items of other comprehensive income	(62,806)	(196,406)

Other comprehensive income (loss), net of tax	(431,466)	(298,366)

Comprehensive income (loss)	$(548,885)	$(378,849)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	$7,935	$7,081,577	$(511,030)	$6,435,539	$(815,904)	$12,198,117

Net Loss	-	-	-	(80,483)	-	(80,483)

ESOP shares allocated or committed to be released	-	1,020	22,212	-	-	23,232

Restricted stock awards earned	-	11,024	-	-	-	11,024

Other comprehensive income, net of tax	-	-	-	-	(298,366)	(298,366)

Balance at December 31, 2015	7,935	7,093,621	(488,818)	6,355,056	(1,114,270)	11,853,524

Net Loss	-	-	-	(117,419)	-	(117,419)

ESOP shares allocated or committed to be released	-	5,017	22,212	-	-	27,229

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for restricted stock awards	-	(122,325)	-	-	-	(122,325)

Other comprehensive income, net of tax	-	-	-	-	(431,466)	(431,466)

Balance at December 31, 2016	$7,935	$6,998,363	$(466,606)	$6,237,637	$(1,545,736)	$11,231,593

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(117,419)	$(80,483)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation expense	145,204	152,368
Amortization of premiums and accretion of discounts, net	266,145	167,026
Amortization of deferred loan fees and costs, net	5,579	(155)
Provision for loan losses	3,650	67,188
Net gain on sales of securities	(126,398)	(121,159)
Net gain on sales of loans	(39,584)	(12,936)
Increase in accrued interest receivable	(110,588)	(56,903)
Increase in cash surrender value of life insurance	(57,691)	(66,202)
Deferred income taxes	23,927	(106,055)
Net (increase) decrease in other assets	(108,598)	119,941
Net increase in other liabilities	94,327	79,432
Amortization of stock compensation plans	49,279	34,256
Net cash provided by operating activities	27,833	176,318

Cash flows from investing activities:
Purchases of securities available for sale	(23,475,710)	(10,928,583)
Repayments and maturities of securities held to maturity	364,058	456,285
Repayments and maturities of securities available for sale	5,512,414	4,291,159
Proceeds from sales/calls of securities held to maturity	421,569	982,705
Proceeds from sales/calls of securities available for sale	18,704,011	10,106,475
(Purchase) redemption of Federal Home Loan Bank and other stock	(130,900)	3,700
Loans purchased	(3,297,749)	(7,498,811)
Proceeds from sales of loans	1,461,175	304,716
Loan originations, net of principal repayments	914,165	3,267,361
Purchases of bank premises and equiment	(15,419)	(5,778)
Net cash provided by investing activities	457,614	979,229

Cash flows from financing activities:
Net decrease in deposits	(3,822,163)	(1,445,657)
Net increase in short term borrowings	3,000,000	-
Net increase (decrease) in advances from borrowers for taxes and insurance	55,823	(103,112)
Purchase of stock for restricted stock awards	(122,325)	-
Net cash used in financing activities	(888,665)	(1,548,769)

Net decrease in cash and cash equivalents	(403,218)	(393,222)

Cash and cash equivalents at beginning of year	3,326,660	3,719,882

Cash and cash equivalents at end of year	$2,923,442	$3,326,660
Supplemental Information:

Cash paid for:
Interest	$352,236	$349,991
Income taxes, net	$19,728	$15,000

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2016 and 2015, the Company had no securities classified as trading.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2016 and 2015. The Company’s policy is to recognize interest and penalties on unrecognized

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Income Taxes (Cont’d)

tax benefits in income tax expense in the statement of operations. The amount of interest and penalties for the years ended December 31, 2016 and 2015 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2012.

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

Equity Incentive Plan:

On July 17, 2014, the Board of Directors adopted the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan. (“the Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of December 31, 2016, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The adoption of this guidance on January 1, 2016 did not have a material effect on the operating results or financial position of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The adoption of this guidance on January 1, 2016 did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business’s payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The adoption of this guidance on January 1, 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after December 31, 2019. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

3. SECURITIES

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$11,698	$-	$2,011,698
State, county, and municipal obligations	550,234	-	8,225	542,009
Mortgage-backed securities	1,404,315	52,999	-	1,457,314

	$3,954,549	$64,697	$8,225	$4,011,021

Securities available for sale:
U.S. government and agency obligations	$3,198,932	$-	$6,818	$3,192,114
Mortgage-backed securities	26,905,021	5,575	771,432	26,139,164

	$30,103,953	$5,575	$778,250	$29,331,278

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$49,394	$-	2,049,394
State, county, and municipal obligations	816,364	15,255	571	831,048
Mortgage-backed securities	1,919,909	59,112	-	1,979,021

	$4,736,273	$123,761	$571	$4,859,463

Securities available for sale:
U.S. government and agency obligations	$5,660,537	$-	$45,055	5,615,482
Mortgage-backed securities	25,327,782	54,108	247,070	25,134,820

	$30,988,319	$54,108	$292,125	$30,750,302

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES (Cont’d)

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $1.7 million, $16.8 million, $6.7 million, and $3.1 million, respectively, at December 31, 2016 ($2.3 million, $11.5 million, $10.0 million, and $3.6 million, respectively, at December 31, 2015).

Proceeds from the sale/call of securities available for sale amounted to $18,704,000 and $10,106,000 for the years ended December 31, 2016 and December 31, 2015, respectively. Net gains of $122,000 and $99,000 were recognized on these sales/calls for the years ended December 31, 2016 and 2015, respectively.

Proceeds from the sale/calls of securities held to maturity amounted to $422,000 and $983,000 for the years ended December 31, 2016 and 2015, respectively. Net gains of $4,500 and $22,100 were recognized on these sales, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at December 31, 2016 and 2015, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,199,549	$2,199,424
After one to five years	204,107	201,678	999,383	992,690
After five to ten years	-	-	2,905,702	2,836,866
After ten years	3,750,442	3,809,343	23,999,319	23,302,298

	$3,954,549	$4,011,021	$30,103,953	$29,331,278

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

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2016 and 2015, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,192,114	$6,818	$-	$-
Mortgage-backed securities	22,915,969	669,270	2,354,733	102,162

	26,108,083	676,088	2,354,733	102,162
Securities held to maturity:
State, county, and municipal obligations	542,009	8,225	-	-

	$26,650,092	$684,313	$2,354,733	$102,162

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES (Cont’d)

	December 31, 2015
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$4,627,215	$34,146	$988,267	$10,909
Mortgage-backed securities	16,181,086	128,104	3,983,918	118,966

	20,808,301	162,250	4,972,185	129,875
Securities held to maturity:
State, county, and municipal obligations	204,986	571	-	-

	$21,013,287	$162,821	$4,972,185	$129,875

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2016, a total of 34 securities were in an unrealized loss position (40 at December 31, 2015). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and December 31, 2015 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities held to maturity, with a carrying value of approximately $2,000,000 and securities available for sale, with a carrying value of approximately $7,443,000 at December 31, 2016 have been pledged to secure advances from the Federal Home Loan Bank of New York.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET

	December 31,
	2016	2015
Mortgage loans:
Residential 1-4 family	$24,808,914	$29,156,224
Commercial and multi-family	15,790,917	13,816,059
Home equity lines of credit	524,414	407,764

	41,124,245	43,380,047

Other loans:
Secured by savings accounts	11,390	18,201
Student	5,743,338	1,932,791
Commercial	1,493,323	2,171,795

	7,248,051	4,122,787

Total loans	48,372,296	47,502,834

Less:
Deferred loan fees (costs), net	(139,659)	(52,707)
Allowance for loan losses	466,893	463,243

	327,234	410,536

	$48,045,062	$47,092,298

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $ 160,000 and $169,000 at December 31, 2016 and 2015, respectively.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2016	2015

Balance at beginning of year	$463,243	$396,055
Provision for loan losses	3,650	67,188

Balance at end of year	$466,893	$463,243

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2016 and 2015. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2016
	Mortgage Loans
		Commercial			Commercial
	Residential	and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$24,249	$15,791	$503	$5,743	$1,505	$47,791
Special Mention	-	-	-	-	-	-
Substandard	560	-	21	-	-	581

Total	$24,809	$15,791	$524	$5,743	$1,505	$48,372

	December 31, 2015
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$28,458	$12,676	$383	$1,933	$2,190	$45,640
Special Mention	409	1,140	25	-	-	1,574
Substandard	289	-	-	-	-	289

Total	$29,156	$13,816	$408	$1,933	$2,190	$47,503

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2016
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$272	$337	$609	$24,200	$24,809	$-
Commercial and multi-family	-	-	-	-	15,791	15,791	-
Home equity lines of credit	-	-	21	21	503	524	-
Student loans	5	10	-	15	5,728	5,743	-
Other loans	-	-	-	-	1,505	1,505	-

	$5	$282	$358	$645	$47,727	$48,372	$-

	December 31, 2015
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$279	$289	$568	$28,588	$29,156	$-
Commercial and multi-family	-	737	-	$737	13,079	13,816	-
Home equity lines of credit	-	25	-	$25	383	408	-
Student loans	-	-	-	$-	1,933	1,933
Other loans	-	-	-	$-	2,190	2,190	-

	$-	$1,041	$289	$1,330	$46,173	$47,503	$-

There were no impaired loans or troubled debt restructured loans at December 31, 2016 and 2015.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Residential 1-4 family	$609	$289
Commercial and multi-family	-	-
Home equity lines of credit	21	-
Student loans	-	-
Other loans	-	-

Total non-accrual loans	630	289

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$630	$289

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $39,500 and $20,600 for the year ended December 31, 2016 and 2015, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $36,800 and $4,900 during the year ended December 31, 2016 and 2015, respectively.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2016
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$315	$130	$3	$14	$1	$-	$463
Provision for loan losses	(18)	8	2	6	6	-	4

Ending Balance	$297	$138	$5	$20	$7	$-	$467

	Year Ended
	December 31, 2015
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$258	$91	$3	$-	$18	$12	$382
Provision for loan losses	57	39	-	14	(17)	(12)	81

Ending Balance	$315	$130	$3	$14	$1	$-	$463

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PREMISES AND EQUIPMENT, NET

	December 31,
	2016	2015

Land and land improvements	$766,939	$766,939
Building and building improvements	2,502,142	2,491,442
Furniture, fixtures and equipment	857,110	852,391

	4,126,191	4,110,772
Less accumulated depreciation	(2,790,537)	(2,645,333)

	$1,335,654	$1,465,439

Depreciation expense for the years ended, December 31, 2016 and 2015, was $145,204 and $152,368, respectively.

6. ACCRUED INTEREST RECEIVABLE

	December 31,
	2016	2015

Loans	$337,844	$198,578
Mortgage-backed securities	78,400	74,343
Investment securities	26,818	59,553

	$443,062	$332,474

7. DEPOSITS

	December 31,
	2016		2015
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$4,242,735	0.00%	$3,617,174
NOW accounts	0.05%	12,354,063	0.05%	11,396,225
Regular savings and clubs	0.10%	22,190,260	0.10%	22,836,459
Super saver	0.15%	6,957,107	0.15%	7,030,486
Money market	0.10%	2,946,249	0.10%	3,100,017

		48,690,414		47,980,361

Certificates of deposit	0.83%	25,597,182	0.99%	30,129,398

	0.34%	$74,287,596	0.44%	$78,109,759

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEPOSITS (Cont’d)

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2016	2015
	(In thousands)

One year or less	$15,988	$21,996
Over one to three years	8,333	7,078
Over three years	1,276	1,055

	$25,597	$30,129

Certificates of deposit with balances of $100,000 or more totaled $9.0 million and $11.1 million at December 31, 2016 and 2015, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2016	2015

NOW	$6,488	$5,575
Savings and clubs	33,343	33,735
Money market	2,985	3,035
Certificates of deposit	268,451	307,356

	$311,267	$349,701

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the Federal Home Loan Bank of New York include a 30-day advance in the amount of $3,000,000 at an interest rate of 0.81%, maturing on January 13, 2017.

See Note 3 to the consolidated financial statements regarding securities pledged as collateral for this advance.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2016	2015

Current tax expense (benefit):
Federal	$-	$(802)
State	19,395	8,698

	19,395	7,896

Deferred tax expense (benefit):
Federal	(40,111)	(84,582)
State	(14,032)	(21,473)

	(54,143)	(106,055)

State valuation allowance, net	113,236	-

	$78,488	$(98,159)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 34% to the actual income tax expense (benefit):

	Year Ended
	December 31,
	2016		2015

Federal income tax expense (benefit)	$(13,237)		$(60,738)
State income tax expense (benefit)	3,540		(8,432)
Income from life insurance	(19,615)		(22,509)
Tax-exempt interest	(6,107)		(8,473)
Other	671		1,993
State valuation allowance, net	113,236		-

Actual income tax (benefit)	$78,488		$(98,159)

Effective income tax rate	-49.86	%(A)	-54.95%

(A) Without consideration of the valuation allowance on the New York State net deferred tax asset.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Cont’d)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015

Deferred tax assets:
Depreciation	$120,917	$91,185
Benefit plan liabilities	184,596	173,325
Allowance for loan losses	165,192	152,373
Charitable contribution carryover	4,113	3,830
Net operating loss carryover	722,316	593,090
Unfunded pension liability	533,578	638,997
Unrealized loss on securities available for sale	262,710	94,485

	1,993,422	1,747,285

Valuation allowance	(171,569)	-

Total deferred tax assets	1,821,853	1,747,285

Deferred tax liabilities:
Discounts on investments	1,069	849
Prepaid benefit plans	533,584	511,328
Net deferred loan costs/fees	15,533	3,412
Other	1,092	-

Total deferred tax liabilities	551,278	515,589

Net deferred tax assets	$1,270,575	$1,231,696

At December 31, 2016, the Company had a federal net operating loss carryover of $1,584,000 and a New York state net operating loss carryover of $2,130,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of New York State tax law changes, a valuation allowance of $172,000 was established during 2016 on the New York State portion of the net deferred tax asset. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

The Association qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Association, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2016 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS

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

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2016	2015

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,527,286	$2,551,657
Interest cost	105,479	106,575
Actuarial loss	79,868	52,361
Benefits paid	(183,307)	(183,307)

Projected benefit obligation at end of year	2,529,326	2,527,286

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,205,668	2,493,974
Actual return on plan assets	189,280	(104,999)
Employer contributions	-	-
Benefits paid	(183,307)	(183,307)

Fair value of plan assets at end of year	2,211,641	2,205,668

Funded status of plan included in other liabilitites	$(317,685)	$(321,618)

As of December 31, 2016 and 2015, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,569,348 and $1,609,735, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 is $135,017.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2016	2015

Discount rate	4.50%	4.50%
Salary increase rate	N/A	N/A

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The components of net periodic plan cost is as follows:

	Year Ended
	December 31,
	2016	2015

Components of net periodic plan cost (credit):
Interest cost	$105,479	$106,575
Expected return on assets	(164,589)	(193,893)
Amortization of unrecognized loss	95,564	81,903

Net periodic plan cost (credit) included in compensation and benefits expense	36,454	(5,415)

Changes in benefit obligation recognized in other comprehensive (income) loss:
Net loss	55,177	351,252
Amortization of loss	(95,564)	(81,903)

Benefit obligation recognized in other comprehensive (income) loss	(40,387)	269,349

Total recognized in net periodic plan cost and other comprehensive (income) loss	$(3,933)	$263,934

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2016	2015

Discount rate	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
Amortization period	9.75	14.20

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

10. BENEFIT PLANS (Cont’d)

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2017	187,562
2018	190,162
2019	199,672
2020	201,571
2021	201,571
Years 2022-2026	1,041,468

$2,022,006

The Company expects to contribute cash of $33,000 to the plan in 2017.

The fair values of the pension plan assets at December 31, 2016 by asset category (see note 13 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$241,389	$241,389	$-	$-
Corporate bonds (a)	443,096	-	443,096	-
Equity securities (b)	1,527,156	1,527,156	-	-

Total	$2,211,641	$1,768,545	$443,096	$-

(a)	Includes seven corporate bonds due within ten years rated BB- or better by the S&P.

(b)	Includes 61 companies spread over various market sectors.

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The fair values of the Association’s pension plan assets at December 31, 2015, by asset category (see note 13 for the definition of levels) are as follows:

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

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $22,000 and $24,000 for the years ended December 31, 2016 and 2015, respectively.

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS (Cont’d)

Employee Stock Ownership Plan (Cont’d)

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 185 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $27,000, and $23,000 for the years ended December 31, 2016 and 2015, respectively.

The ESOP shares were as follows:

	December 31,
	2016	2015

Allocated shares	6,663	4,442
Shares committed to be released	2,223	2,223
Unearned shares	46,659	48,880

Total ESOP shares	55,545	55,545

Fair value of unearned shares	$620,565	$562,120

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. Plan expense was approximately $22,000 and $11,000 for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, 2,100 shares of restricted stock vested. No restricted stock awards vested during the year ended December 31, 2015. Expected future expense relating to these non-vested restricted shares at December 31, 2016 is $77,175 over a weighted average period of 3.5 years. There were no stock options outstanding as of December 31, 2016.

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base,

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS (Cont’d)

Other Retirement Benefits (Cont’d)

less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2016 and 2015, recorded obligations of $401,466 and $413,268, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,197,348 and $2,139,657 at December 31, 2016 and 2015, respectively. Total expense under these plans was approximately $4,700 and $6,600 for the years ended December 31, 2016 and 2015, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2016	2015

Unrealized net loss on pension plan	$(1,569,348)	$(1,609,735)
Unrealized loss on securities available for sale	(772,676)	(238,017)

Accumulated other comprehensive loss before taxes	(2,342,024)	(1,847,752)

Tax effect	796,288	733,482

Accumulated other comprehensive loss	$(1,545,736)	$(1,114,270)

12. COMMITMENTS AND CONTINGENCIES

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

The Company had loan origination commitments of $1.6 million and $6.9 million at December 31, 2016 and 2015, respectively. Of the commitments at December 31, 2016, loan commitments totaling $1.1 million were fixed rate at

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (Cont’d)

rates ranging from 4.85% to 6.13% and $500,000 of commitments were variable at the prime rate plus an index of 2.75%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $1.0 million and $1.3 million at December 31, 2016 and 2015, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

At December 31, 2016 and 2015, the Company had a $2.0 million unsecured line of credit with Atlantic Central Bankers Bank which has no balance outstanding for the aforementioned periods.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2016, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

13. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2016 and 2015 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2016 that management believes have changed the Association’s capital ratings.

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. REGULATORY CAPITAL (Cont’d)

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

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2016 and 2015, respectively:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

December 31, 2016

Tangible Capital	11,679	12.84%	1,364	1.500%	N/A	-
Total Risked-based Capital	12,146	26.87%	3,899	8.625%	4,521	10.00%
Common Equity Tier 1 Capital	11,679	25.84%	2,317	5.125%	2,938	6.50%
Tier 1 Risk-based Capital	11,679	25.84%	2,995	6.625%	3,616	8.00%
Tier 1 Leverage Capital	11,679	12.84%	3,637	4.000%	4,547	5.00%

December 31, 2015

Tangible Capital	11,738	12.92%	1,362	1.50%	$ N/A	-
Total Risked-based Capital	12,201	30.41%	3,210	8.00%	4,012	10.00%
Common Equity Tier 1 Capital	11,738	29.25%	1,805	4.50%	2,608	6.50%
Tier 1 Risk-based Capital	11,738	29.25%	2,407	6.00%	3,210	8.00%
Tier 1 Leverage Capital	11,738	12.92%	3,634	4.00%	4,542	5.00%

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2016 and 2015. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2016 and 2015:

		Fair Value Measurements at December 31,
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2016:
Securities available for sale	$29,331,278	$-	$29,331,278	$-

December 31, 2015:
Securities available for sale	$30,750,302	$-	$30,750,302	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015.

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

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

Off-Balance-Sheet Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements. For further information on these financial instruments, see Note 12.

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2016		2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$2,923	$2,923	$3,327	$3,327
Securities held to maturity	3,955	4,011	4,736	4,859
Securities available for sale	29,331	29,331	30,750	30,750
Loans receivable	48,045	48,488	47,092	47,543
FHLB and other stock, at cost	335	335	204	204
Accrued interest receivable	443	443	332	332

Financial liabilities:
Deposits	74,288	74,308	78,110	78,266
Advances from FHLB of N.Y.	3,000	3,001	-	-

SUNNYSIDE BANCORP, INC. AND SUSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

Sunnyside Bancorp

Date: March 30, 2017	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer and Director	March 30, 2017
Timothy D. Sullivan	(Principal Executive Officer)

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer	March 30, 2017
Edward J. Lipkus	(Principal Financial and Accounting Officer)

/s/ Gerardina Mirtuono	Senior Vice President, Chief Operating Officer and	March 30, 2017
Gerardina Mirtuono	Director

/s/ William Boeckelman	Director	March 30, 2017
William Boeckelman

/s/ Lawrence P. Doyle	Director	March 30, 2017
Lawrence P. Doyle

/s/ Deborah J. Elliot	Director	March 30, 2017
Deborah J. Elliot

/s/ Desmond Lyons	Director	March 30, 2017
Desmond Lyons

/s/ Walter G. Montgomery	Director	March 30, 2017
Walter G. Montgomery