Form 10-Q
period 2017-03-31
Sunnyside Bancorp, Inc.
filed 2017-05-12
CIK 1571398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55005

Sunnyside Bancorp, Inc.

(Exact name of registrant as specified in its charter)

.

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company “ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of May 11, 2017, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2017	2016
Assets

Cash and cash equivalents	$1,538,430	$2,923,442
Securities held to maturity, net; approximate fair value of $1,942,000 (March 31, 2017) and $4,011,000 (December 31, 2016)	1,893,088	3,954,549
Securities available for sale	31,629,438	29,331,278
Loans receivable, net	48,634,826	48,045,062
Premises and equipment, net	1,303,105	1,335,654
Federal Home Loan Bank of New York and other stock, at cost	354,020	335,020
Accrued interest receivable	461,178	443,062
Cash surrender value of life insurance	2,212,489	2,197,348
Deferred income taxes	1,084,254	1,270,575
Other assets	443,016	438,478

Total assets	$89,553,844	$90,274,468

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$73,050,485	$74,287,596
Federal Home Loan Bank advances	3,700,000	3,000,000
Advances from borrowers for taxes and insurance	521,656	684,468
Other liabilities	794,109	1,070,811

Total liabilities	78,066,250	79,042,875

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,005,748	6,998,363
Unallocated common stock held by the Employee Stock Ownership Plan	(461,053)	(466,606)
Retained earnings	6,247,355	6,237,637
Accumulated other comprehensive (loss)	(1,312,391)	(1,545,736)

Total stockholders' equity	11,487,594	11,231,593

Total liabilities and stockholders' equity	$89,553,844	$90,274,468

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2017	2016

Interest and dividend income:
Loans	$525,022	$461,524
Investment securities	24,346	70,073
Mortgage-backed securities	126,817	130,243
Federal funds sold and other earning assets	11,317	1,352

Total interest and dividend income	687,502	663,192

Interest expense:
Deposits	55,746	85,459
Borrowings	5,433	4,213

Total interest expense	61,179	89,672

Net interest income	626,323	573,520

Provision for loan losses	2,685	-

Net interest income after provision for loan losses	623,638	573,520

Non-interest income:
Fees and service charges	26,426	25,076
Net gain on sale of securities	-	89,102
Net gain on sale of loans	27,847	-
Income on bank owned life insurance	15,141	16,561

Total non-interest income	69,414	130,739

Non-Interest Expense:
Compensation and benefits	363,387	361,395
Occupancy and equipment, net	81,172	89,574
Data processing service fees	75,755	70,261
Professional fees	101,850	81,139
Federal deposit insurance premiums	6,087	15,679
Advertising and promotion	11,725	9,631
Other	43,198	49,243

Total non-interest expense	683,174	676,922

Income before income taxes	9,878	27,337

Income tax expense	160	4,169

Net income	$9,718	$23,168

Basic and diluted income per share	$0.01	$0.03
Weighted average shares outstanding, basic and diluted	747,209	744,988

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2017	2016
Net income	$9,718	$23,168

Other comprehensive income, before tax:

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	12,969	20,675
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	340,584	384,843
Reclassification adjustment for gains included in operations	-	(84,595)

Other comprehensive income, before tax	353,553	320,923

Income tax expense related to items of other comprehensive income	120,208	127,387

Other comprehensive income, net of tax	233,345	193,536

Comprehensive income	$243,063	$216,704

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2016	$7,935	$6,998,363	$(466,606)	$6,237,637	$(1,545,736)	$11,231,593

Net income for the three months ended March 31, 2017	-	-	-	9,718	-	9,718

ESOP shares allocated or committed to be released	-	1,872	5,553	-	-	7,425

Restricted stock awards earned	-	5,513	-	-	-	5,513

Other comprehensive income, net of tax	-	-	-	-	233,345	233,345

Balance at March 31, 2017	$7,935	$7,005,748	$(461,053)	$6,247,355	$(1,312,391)	$11,487,594

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,718	$23,168
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	34,024	37,373
Amortization of premiums and accretion of discounts, net	62,795	45,831
Amortization of deferred loan fees and costs, net	7,555	14,845
Net gain on sales of securities available for sale	-	(84,595)
Net gain on sales of securities held to maturity	-	(4,507)
Net gain on sales of loans	(27,847)	-
Provision for loan losses	2,685	-
Increase in accrued interest receivable	(18,116)	(4,545)
Increase in cash surrender value of life insurance	(15,141)	(16,561)
Net decrease (increase) in other assets	61,575	(48,552)
Net decrease in other liabilities	(263,733)	(86,066)
Amortization of stock compensation plans	12,938	12,023
Net cash used in operating activities	(133,547)	(111,586)

Cash flows from investing activities:
Purchases of securities available for sale	(5,497,761)	(10,319,838)
Repayments and maturities of securities held to maturity	61,191	74,079
Repayments and maturities of securities available for sale	3,477,660	1,097,332
Proceeds from sales/calls of securities held to maturity	2,000,000	221,569
Proceeds from sales/calls of securities available for sale	-	11,713,660
Loans purchased	(3,077,172)	-
Proceeds from sales of loans	453,537	-
Loan originations, net of principal repayments	2,051,478	326,287
Purchases of premises and equipment	(1,475)	(4,573)
Purchase of Federal Home Loan Bank and other stock	(19,000)	(135,000)
Net cash (used in) provided by investing activities	(551,542)	2,973,516

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,237,111)	469,749
Net decrease in advances from borrowers for taxes and insurance	(162,812)	(84,709)
Net increase in short-term borrowings	700,000	3,000,000
Net cash (used in) provided by financing activities	(699,923)	3,385,040

Net (decrease) increase in cash and cash equivalents	(1,385,012)	6,246,970

Cash and cash equivalents at beginning of period	2,923,442	3,326,660

Cash and cash equivalents at end of period	$1,538,430	$9,573,630

Supplemental Information:

Cash paid for:
Interest	$61,168	$85,458
Income taxes	$-	$15,000

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2017 and December 31, 2016, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three months ended March 31, 2017 and March 31, 2016, the Company recognized approximately $5,500 in expense in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at March 31, 2017 is $72,000 over a weighted average period of 3.25 years. There were no stock options outstanding as of March 31, 2017.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of March 31, 2017 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business’s payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s financial condition or results of operations.

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

In March 2017, FASB issued ASU 2017-07, “Compensation Retirement Benefits (Topic 715)” which provides more prescriptive guidance around the presentation of net periodic pension and postretirement benefit cost in the income statement. The amendment requires that the service cost component be disaggregated from other components of net periodic benefit cost in the income statement. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of the Company.

In March 2017, FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20)”. The update shortens the amortization period for premiums on purchased callable debt securities to the earliest call date. The amendment will apply only to callable debt securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates, apply to all premiums on callable debt securities, regardless of how they were generated, and require companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. The ASU does not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity and does not apply when the investor has already incorporated prepayments into the calculation of its effective yield under other GAAP. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance on January 1, 2019 is not expected to have a material effect on the operating results or financial position of the Company.

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

3. SECURITIES

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,929	$538	$537	$549,930
Mortgage-backed securities	1,343,159	48,608	-	1,391,767

	$1,893,088	$49,146	$537	$1,941,697

Securities available for sale:
U.S. government and agency obligations	$6,497,315	$-	$9,141	$6,488,174
Mortgage-backed securities	25,564,215	5,740	428,691	25,141,264

	$32,061,530	$5,740	$437,832	$31,629,438

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$11,698	$-	$2,011,698
State, county, and municipal obligations	550,234	-	8,225	542,009
Mortgage-backed securities	1,404,315	52,999	-	1,457,314

	$3,954,549	$64,697	$8,225	$4,011,021

Securities available for sale:
U.S. government and agency obligations	$3,198,932	$-	$6,818	$3,192,114
Mortgage-backed securities	26,905,021	5,575	771,432	26,139,164

	$30,103,953	$5,575	$778,250	$29,331,278

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $1.6 million, $16.0 million, $6.4 million, and $3.0 million, respectively, at March 31, 2017 ($1.7 million, $16.8 million, $6.7 million, and $3.1 million, respectively, at December 31, 2016).

Proceeds from the sales and calls of securities held to maturity amounted to $2,000,000 and $222,000 for the three months ended March 31, 2017 and 2016, respectively. Net gains of $4,500 were recognized on the sales for the three months ended March 31, 2016. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sales and calls of securities available for sale amounted to $0 and $11,714,000 for the three months ended March 31, 2017 and 2016, respectively. Net gains of $84,600 were recognized on those sales for the three months ended March 31, 2016.

The following is a summary of the amortized cost and fair value of securities at March 31, 2017 and December 31, 2016, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

  3. SECURITIES (Cont’d)

	March 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$3,499,801	$3,499,720
After one to five years	203,745	203,208	2,997,514	2,988,454
After five to ten years	-	-	2,703,442	2,680,440
After ten years	1,689,343	1,738,489	22,860,773	22,460,824

	$1,893,088	$1,941,697	$32,061,530	$31,629,438

	December 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,199,549	$2,199,424
After one to five years	204,107	201,678	999,383	992,690
After five to ten years	-	-	2,905,702	2,836,866
After ten years	3,750,442	3,809,343	23,999,319	23,302,298

	$3,954,549	$4,011,021	$30,103,953	$29,331,278

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2017 and December 31, 2016, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$203,208	$537	$-	$-

Securities available for sale:
U.S. government and agency obligations	6,488,174	9,141	-	-
Mortgage-backed securities	21,821,194	339,068	2,272,631	89,623

	28,309,368	348,209	2,272,631	89,623

Total	$28,512,576	$348,746	$2,272,631	$89,623

  3. SECURITIES (Cont’d)

	December 31, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$542,009	$8,225	$-	$-

Securities available for sale:
U.S. government and agency obligations	3,192,114	6,818	-	-
Mortgage-backed securities	22,915,969	669,270	2,354,733	102,162

	26,108,083	676,088	2,354,733	102,162

Total	$26,650,092	$684,313	$2,354,733	$102,162

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2017, a total of 35 securities were in an unrealized loss position (34 at December 31, 2016). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

  4. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2017	2016
Mortgage loans:
Residential 1-4 family	$23,892,985	$24,808,914
Commercial and multi-family	14,443,465	15,790,917
Home equity lines of credit	516,488	524,414

	38,852,938	41,124,245

Other loans:
Secured by savings accounts	10,344	11,390
Student	8,678,226	5,743,338
Commercial	1,319,919	1,493,323

	10,008,489	7,248,051

Total loans	48,861,427	48,372,296

Less:
Deferred loan fees (costs) and (premiums), net	(242,977)	(139,659)
Allowance for loan losses	469,578	466,893

	226,601	327,234

	$48,634,826	$48,045,062

  4. LOANS RECEIVABLE, NET (Cont’d)

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $158,000 and $160,000 at March 31, 2017 and December 31, 2016, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2017	2016

Balance at beginning of period	$466,893	$463,243
Provision for loan losses	2,685	-

Balance at end of period	$469,578	$463,243

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2017 and December 31, 2016. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2017
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$23,314	$14,443	$494	$8,678	$1,331	$48,260
Special Mention	-	-	-	-	-	-
Substandard	579	-	22	-	-	601

Total	$23,893	$14,443	$516	$8,678	$1,331	$48,861

	December 31, 2016
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$24,249	$15,791	$503	$5,743	$1,505	$47,791
Special Mention	-	-	-	-	-	-
Substandard	560	-	21	-	-	581

Total	$24,809	$15,791	$524	$5,743	$1,505	$48,372

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2017
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$606	$606	$23,287	23,893	$-
Commercial real estate and multi-family	-	-	-	-	14,444	14,444	-
Home equity lines of credit	-	-	22	22	494	516	-
Student loans	49	49	-	98	8,580	8,678
Other loans	-	-	-	-	1,330	1,330	-

	$49	$49	$628	$726	$48,135	$48,861	$-

	December 31, 2016
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$272	$337	$609	$24,200	$24,809	$-
Commercial real estate and multi-family	-	-	-	-	15,791	15,791	-
Home equity lines of credit	-	-	21	21	503	524	-
Student loans	5	10	-	15	5,728	5,743
Other loans	-	-	-	-	1,505	1,505	-

	$5	$282	$358	$645	$47,727	$48,372	$-

There were no troubled debt restructured loans at March 31, 2017 or December 31, 2016.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2017	2016
	(In thousands)

Residential 1-4 family	$606	$609
Commercial real estate and multi-family	-	-
Home equity lines of credit	22	21
Student loans	-	-
Other loans	-	-

Total non-accrual loans	628	630

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$628	$630

4. LOANS RECEIVABLE, NET (Cont’d)

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $8,000 and $11,900 for the three months ended March 31, 2017 and 2016, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $5,700 and $0 during the three months ended March 31, 2017 and 2016, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	(4)	(17)	(1)	22	-	3	3

Ending Balance	$293	$121	$4	$42	$7	$3	$470

	Three Months Ended
	March 31, 2016
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$315	$130	$3	$15	$-	$-	$463
Provision for loan losses	(14)	3	1	6	2	2	-

Ending Balance	$301	$133	$4	$21	$2	$2	$463

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2017	2016

Unrealized net loss on pension plan	$(1,556,379)	$(1,569,348)
Unrealized gain (loss) on securities available for sale	(432,092)	(772,676)

Accumulated other comprehensive loss before taxes	(1,988,471)	(2,342,024)

Tax effect	676,080	796,288

Accumulated other comprehensive loss	$(1,312,391)	$(1,545,736)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2017 and December 31, 2016, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

March 31, 2017

Total Risked-based Capital	$12,094	25.85%	$4,328	9.250%	$4,679	10.00%
Common Equity Tier 1 Capital	11,624	24.84%	2,690	5.750%	3,041	6.50%
Tier 1 Risk-based Capital	11,624	24.84%	3,392	7.250%	3,743	8.00%
Tier 1 Leverage Capital	11,624	13.08%	3,556	4.000%	4,445	5.00%

December 31, 2016

Total Risked-based Capital	$12,146	26.87%	$3,899	8.625%	$4,521	10.00%
Common Equity Tier 1 Capital	11,679	25.84%	2,317	5.125%	2,938	6.50%
Tier 1 Risk-based Capital	11,679	25.84%	2,995	6.625%	3,616	8.00%
Tier 1 Leverage Capital	11,679	12.84%	3,637	4.000%	4,547	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2017 and December 31, 2016. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2017:
Securities available for sale	$31,629,438	$-	$31,629,438	$-

December 31, 2016:
Securities available for sale	$29,331,278	$-	$29,331,278	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$1,538	$1,538	$2,923	$2,923
Securities held to maturity	1,893	1,942	3,955	4,011
Securities available for sale	31,629	31,629	29,331	29,331
Loans receivable	48,635	48,827	48,045	48,488
FHLB and other stock, at cost	354	354	335	335
Accrued interest receivable	461	461	443	443

Financial liabilities:
Deposits	73,050	73,096	74,288	74,308
FHLB Advances	3,700	3,702	3,000	3,001

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

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as the unaudited financial statements and notes appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year December 31, 2016.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets decreased $721,000, or 0.8%, to $89.6 million at March 31, 2017 from $90.3 million at December 31, 2016. The decrease was primarily due to lower cash balances partly offset by increases in loans. Cash balances decreased $1.4 million which was partly offset by an increase in loans of $590,000.

Cash and cash equivalents decreased $1.4 million, or 47.4%, to $1.5 million at March 31, 2017 from $2.9 million at December 31, 2016, as cash was mainly used to fund loan growth. Securities available for sale increased $2.3 million, or 7.8%, to $31.6 million at March 31, 2017 from $29.3 million at December 31, 2016 primarily due to an increase in U.S. government and agency obligations. Securities held to maturity decreased $2.1 million, or 52.1%, to $1.9 million at March 31, 2017 from $4.0 million at December 31, 2016 primarily due to calls and principal pay- downs.

Net loans receivable increased $590,000, or 1.2%, to $48.6 million at March 31, 2017 from $48.0 million at December 31, 2016. The increase in loans receivable was primarily due to higher student loan balances partly offset by decreases in the residential and commercial loan portfolios. We purchased $3.1 million in student loans during the quarter ended March 31, 2017.

At March 31, 2017, our investment in bank-owned life insurance increased $15,000 to $2.2 million from $2.2 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses remained relatively unchanged at $443,000 at March 31, 2017 compared to $438,000 at December 31, 2016.

Total deposits decreased $1.2 million, or 1.7%, to $73.1 million at March 31, 2017 from $74.3 million at December 31, 2016. The decrease resulted primarily from decreases in certificates of deposit of $946,000, or 3.7%, NOW accounts of $448,000, or 3.6%, and non-interest bearing accounts of $187,000, or 4.4%. These decreases were partly offset with increases in savings accounts of $243,000 or 0.8% and money market accounts of $101,000 or 3.4%.

Borrowings increased $700,000 to $3.7 million at March 31, 2017, compared to $3.0 million at December 31, 2016. The borrowings were used to fund investment and loan originations. At March 31, 2017, we had the ability to borrow an additional $23.2 million or 30 percent of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased to $11.5 million at March 31, 2017 from $11.2 million at December 31, 2016 resulting primarily from a decrease in other comprehensive loss of $233,000 and net income of $9,700 for the first three months of 2017.

Comparison of Results of Operations for the Quarters Ended March 31, 2017 and March 31, 2016

General. We recorded net income of $9,700 for the quarter ended March 31, 2017 compared to $23,000 for the quarter ended March 31, 2016. The decrease in net income was primarily due to a decrease in non- interest income and an increase in non-interest expense partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased $53,000, or 9.2%, to $ 626,000 for the quarter ended March 31, 2017 from $574,000 for the quarter ended March 31, 2016. The increase resulted primarily from an increase of $24,000 in interest and dividend income and a $28,000 decrease in interest expense. The average yield on our loans increased 49 basis points, the average yield on our investment securities decreased 54 basis points and the average yield on mortgage-backed securities increased three basis points during the quarter ended March 31, 2017 compared to the same quarter in 2016. Our net interest rate spread increased 45 basis points to 3.10% for the quarter ended March 31,

2017 from 2.65% for the quarter ended March 31, 2016 and our net interest margin increased 43 basis points to 3.13% for the 2017 quarter from 2.70% for the 2016 period. Average interest-earning assets decreased $4.4 million, or 5.1%, to $81.1 million for the quarter ended March 31, 2017 from $85.5 million for the first quarter of 2016.

Interest and Dividend Income. Interest and dividend income increased $24,000 to $688,000 for the quarter ended March 31, 2017 from $663,000 for the quarter ended March 31, 2016. The increase resulted primarily from an increase of $63,000 in interest income on loans partly offset by a $46,000 decrease in interest income on investment securities and a $3,000 decrease in interest income on mortgage-backed securities.

Interest income on loans increased $63,000, or 13.8%, to $525,000 for the quarter ended March 31, 2017 from $462,000 for the quarter ended March 31, 2016. The increase resulted primarily from a 49 basis point increase in yield to 4.45% from 3.96% and a $958,000 increase in average balances for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Interest and dividend income on investment securities decreased $46,000 primarily due to a $5.5 million decrease in average balances from $9.7 million for the quarter ended March 31, 2016 to $4.2 million for the quarter ended March 31, 2017 and a decrease of 54 basis points in yield. Interest and dividend income on mortgage backed securities decreased $3,000 primarily due to a decrease in average balances from $27.9 million at March 31, 2016 to $27.1 million at March 31, 2017.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $28,000, or 31.8%, to $61,000 for the quarter ended March 31, 2017 from $90,000 for the quarter ended March 31, 2016.  The decrease was primarily due to a decrease of $30,000 in interest expense on deposits partly offset by higher interest expense on borrowings of $1,000. The cost of interest-bearing deposits at March 31, 2017 decreased 13 basis points to 0.33% compared to 0.46% for the quarter ended March 31, 2016. Average interest-bearing liabilities decreased $4.8 million, or 6.2% to $72.5 million for the quarter ended March 31, 2017 from $77.3 million for the quarter ended March 31, 2016. The average balance of higher cost interest-bearing certificates of deposit decreased $5.0 million while the average balance of lower-cost NOW, money market and savings accounts remained relatively unchanged for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $3,000 provision for loan losses recorded for the quarter ended March 31, 2017 and a $0 provision recorded for the quarter ended March 31, 2016. There were no charge offs or recoveries during the quarters ended March 31, 2017 and March 31, 2016.

Non-interest Income. Non-interest income decreased $61,000 to $69,000 for the quarter ended March 31, 2017 from $131,000 for the quarter ended March 31, 2016. The decrease was primarily due to a decrease in security gains partly offset by an increase in gains on the sale of loans.

Non-interest Expense. Non-interest expense increased $6,000 or 0.9%, to $683,000 for the quarter ended March 31, 2017 from $677,000 for the quarter ended March 31, 2016. The increase was primarily due to higher professional fees and data processing expenses partly offset by lower deposit insurance premiums, occupancy and equipment expenses and other expenses.

Professional fees increased $21,000, or 25.5%, mainly due to higher legal, accounting and audit expenses. Data processing expenses increased $5,000 or 7.8% as a result of higher costs for new and existing product support. Federal deposit insurance premiums decreased $10,000 or 61.2% due to a change in the Federal Deposit Insurance Corporation’s (“FDIC”) assessment methodology. Occupancy and equipment decreased $8,000 or 9.4% as a result of lower infrastructure and depreciation expenses. Other expense decreased $6,000 or 12.3% primarily due to lower Director and Officer insurance premiums and stationery and supplies expense.

Income Tax Expense. We recorded income tax expense of $160 for the quarter ended March 31, 2017 and $4,000 for the quarter ended March 31, 2016. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 12, 2017	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and Treasurer

