Form 10-Q
period 2017-06-30
Sunnyside Bancorp, Inc.
filed 2017-08-11
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company “ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]  NO [X]

As of August 9, 2017, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30, 2017	December 31, 2016
Assets

Cash and cash equivalents	$2,319,498	$2,923,442
Securities held to maturity, net; approximate fair value of $671,000 (June 30, 2017) and $4,011,000 (December 31, 2016)	659,756	3,954,549
Securities available for sale	32,078,780	29,331,278
Loans receivable, net	47,124,985	48,045,062
Premises and equipment, net	1,273,255	1,335,654
Federal Home Loan Bank of New York and other stock, at cost	275,920	335,020
Accrued interest receivable	486,691	443,062
Cash surrender value of life insurance	2,227,472	2,197,348
Deferred income taxes	1,061,059	1,270,575
Other assets	400,033	438,478

Total assets	$87,907,449	$90,274,468

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$73,088,372	$74,287,596
Federal Home Loan Bank advances	2,000,000	3,000,000
Advances from borrowers for taxes and insurance	470,493	684,468
Other liabilities	763,302	1,070,811

Total liabilities	76,322,167	79,042,875

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,013,294	6,998,363
Unallocated common stock held by the Employee Stock Ownership Plan	(455,500)	(466,606)
Retained earnings	6,275,442	6,237,637
Accumulated other comprehensive loss	(1,255,889)	(1,545,736)

Total stockholders’ equity	11,585,282	11,231,593

Total liabilities and stockholders’ equity	$87,907,449	$90,274,468

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended June 30,
	2017	2016

Interest and dividend income:
Loans	$516,214	$545,663
Investment securities	14,403	50,677
Mortgage-backed securities	133,033	146,578
Federal funds sold and other earning assets	5,313	5,071

Total interest and dividend income	668,963	747,989

Interest Expense:
Deposits	53,937	82,771
Borrowings	7,085	6,562

Total interest expense	61,022	89,333

Net interest income	607,941	658,656

Provision for loan losses	2,881	-

Net interest income after provision for loan losses	605,060	658,656

Non-interest income:
Fees and service charges	27,134	30,186
Net gain on sale of securities	34,373	20,567
Net gain on sale of loans	32,311	-
Income on bank owned life insurance	14,983	13,867

Total non-interest income	108,801	64,620

Non-interest expense:
Compensation and benefits	352,718	370,283
Occupancy and equipment, net	76,915	81,403
Data processing service fees	73,149	82,069
Professional fees	104,259	104,967
Federal deposit insurance premiums	6,285	17,984
Advertising and promotion	10,882	13,948
Other	52,169	64,524

Total non-interest expense	676,377	735,178

Income (loss) before income taxes	37,484	(11,902)

Income tax expense (benefit)	9,397	(8,487)

Net income (loss)	$28,087	$(3,415)

Basic and diluted income (loss) per share	$0.04	$(0.01)

Weighted average shares outstanding, basic and diluted	747,764	745,543

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Six Months Ended June 30,
	2017	2016

Interest and dividend income:
Loans	$1,041,236	$1,007,187
Investment securities	38,749	120,750
Mortgage-backed securities	259,850	276,821
Federal funds sold and other earning assets	16,630	6,423

Total interest and dividend income	1,356,465	1,411,181

Interest expense:
Deposits	109,683	168,230
Borrowings	12,518	10,775

Total interest expense	122,201	179,005

Net interest income	1,234,264	1,232,176

Provision for loan losses	5,566	-

Net interest income after provision for loan losses	1,228,698	1,232,176

Non-interest income:
Fees and service charges	53,560	55,262
Net gain on sale of securities	34,373	109,669
Net gain on sale of loans	60,158	-
Income on bank owned life insurance	30,124	30,428

Total non-interest income	178,215	195,359

Non-interest expense:
Compensation and benefits	716,105	731,678
Occupancy and equipment, net	158,087	165,401
Data processing service fees	148,904	158,740
Professional fees	206,109	186,106
Federal deposit insurance premiums	12,372	33,663
Advertising and promotion	22,607	23,579
Other	95,367	112,933

Total non-interest expense	1,359,551	1,412,100

Income before income taxes	47,362	15,435

Income tax expense (benefit)	9,557	(4,318)

Net income	$37,805	$19,753

Basic and diluted income per share	$0.05	$0.03

Weighted average shares outstanding, basic and diluted	747,488	745,265

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income

	Three Months Ended June 30,
	2017	2016

Net income (loss)	$28,087	$(3,415)

Other comprehensive income, before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	12,969	27,109

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	66,728	229,681
Reclassification adjustment for gains included in operations	-	(20,567)

Other comprehensive income, before tax	79,697	236,223

Income tax expense related to items of other comprehensive income	23,195	96,418

Other comprehensive income, net of tax	56,502	139,805

Comprehensive income	$84,589	$136,390

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income

	Six Months Ended June 30,
	2017	2016

Net income	$37,805	$19,753

Other comprehensive income, before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	25,938	47,784

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	407,312	614,524
Reclassification adjustment for gains included in operations	-	(105,162)

Other comprehensive income, before tax	433,250	557,146

Income tax expense related to items of other comprehensive income	143,403	223,805

Other comprehensive income, net of tax	289,847	333,341

Comprehensive income	$327,652	$353,094

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at December 31, 2016	$7,935	$6,998,363	$(466,606)	$6,237,637	$(1,545,736)	$11,231,593

Net income for the six months ended June 30, 2017	-	-	-	37,805	-	37,805

ESOP shares allocated or committed to be released	-	3,906	11,106	-	-	15,012

Restricted stock awards earned	-	11,025	-	-	-	11,025

Other comprehensive income, net of tax	-	-	-	-	289,847	289,847

Balance at June 30, 2017	$7,935	$7,013,294	$(455,500)	$6,275,442	$(1,255,889)	$11,585,282

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$37,805	$19,753
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	67,711	74,017
Amortization of premiums and accretion of discounts, net	117,556	105,491
Amortization of deferred loan fees and costs, net	26,275	7,084
Net gain on sales of securities	(34,373)	(109,669)
Net gain on sales of loans	(60,158)	-
Provision for loan losses	5,566	-
Increase in accrued interest receivable	(43,629)	(104,121)
Increase in cash surrender value of life insurance	(30,124)	(30,428)
Amortization of stock compensation plans	26,037	24,228
Net decrease (increase) in other assets	104,558	(116,465)
Net decrease in other liabilities	(281,571)	(88,794)

Net cash used in operating activities	(64,347)	(218,904)

Cash flows from investing activities:
Purchases of securities available for sale	(10,592,764)	(21,276,286)
Repayments and maturities of securities held to maturity	237,189	141,767
Repayments and maturities of securities available for sale	8,135,772	2,266,983
Proceeds from sales/calls of securities held to maturity	3,091,223	221,569
Proceeds from sales/calls of securities available for sale	-	15,704,011
Loans purchased	(3,077,172)	(3,297,749)
Proceeds from sales of loans	942,366	-
Loan originations, net of principal repayments	3,083,200	400,944
Purchases of bank premises and equipment	(5,312)	(14,415)
Redemption (purchase) of FHLB stock	59,100	(234,400)

Net cash provided by (used in) investing activities	1,873,602	(6,087,576)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,199,224)	201,679
Net decrease in advances from borrowers for taxes and insurance	(213,975)	(164,953)
Net (decrease) increase in short term borrowings	(1,000,000)	5,300,000
Purchase of stock for restricted stock awards	-	(122,325)

Net cash (used in) provided by financing activities	(2,413,199)	5,214,401

Net decrease in cash and cash equivalents	(603,944)	(1,092,079)

Cash and cash equivalents at beginning of period	2,923,442	3,326,660

Cash and cash equivalents at end of period	$2,319,498	$2,234,581

Supplemental Information:

Cash paid for:
Interest	$121,720	$181,774
Income taxes (refunds received), net	$-	$13,973

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2017 and December 31, 2016, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended June 30, 2017 and 2016 and $11,000 in expense for the six month periods ended June 30, 2017 and 2016 in regard to those restricted stock awards. Expected future expense relating to the non-vested restricted shares at June 30, 2017 is $66,000 over a weighted average period of 3 years. There were no stock options outstanding as of June 30, 2017.

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

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate in the State of New York. The potential for interest-rate risk exists as a result of the shorter duration of the Company’s interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Company’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current condition, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this guidance is effective for fiscal years and interim periods beginning after

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

In May, 2017, FASB issued ASU 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when it is appropriate to apply modification accounting guidance when there is a change to the terms or conditions of a share-based payment award. Specifically, the standard provides that an entity should account for the effects of a modification unless the fair value of the modified award is the same as the original award immediately before modification, if the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification, and the classification of the modified award is the same as the classification of the original award immediately before modification. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the operating results or financial position of the Company.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2017 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,623	$7,501	$393	$556,731
Mortgage-backed securities	110,133	3,970	-	114,103

	$659,756	$11,471	$393	$670,834

Securities available for sale:
U.S. government and agency obligations	$4,998,174	$-	$7,954	$4,990,220
Mortgage-backed securities	27,445,970	5,740	363,150	27,088,560

	$32,444,144	$5,740	$371,104	$32,078,780

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$11,698	$-	$2,011,698
State, county, and municipal obligations	550,234	-	8,225	542,009
Mortgage-backed securities	1,404,315	52,999	-	1,457,314

	$3,954,549	$64,697	$8,225	$4,011,021

Securities available for sale:
U.S. government and agency obligations	$3,198,932	$-	$6,818	$3,192,114
Mortgage-backed securities	26,905,021	5,575	771,432	26,139,164

	$30,103,953	$5,575	$778,250	$29,331,278

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $350,000, $15.2 million, $9.1 million, and $2.9 million, respectively, at June 30, 2017 ($1.7 million, $16.8 million, $6.7 million, and $3.1 million, respectively, at December 31, 2016).

Proceeds from the sales and calls of securities held to maturity amounted to $1,091,000 and $0 for the three months ended June 30, 2017 and 2016, respectively. Net gains of $34,400 and $0 were recognized on the sales during the three months ended June 30, 2017 and June 30, 2016, respectively.. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

Proceeds from the sales and calls of securities available for sale amounted to $0 and $3,990,000 for the three months ended June 30, 2017 and 2016, respectively. Net gains of $0 and $20,600 were recognized on those sales during the three months ended June 30, 2017 and June 30, 2016, respectively.

Proceeds from the sales and calls of securities held to maturity amounted to $3,091,000 and $222,000 for the six months ended June 30, 2017 and 2016, respectively. Net gains of $34,400 and $4,500 were recognized on the sales during the six months ended June 30, 2017 and June 30, 2016, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

3. SECURITIES (Cont’d)

Proceeds from the sales and calls of securities available for sale amounted to $0 and $15,704,000 for the six months ended June 30, 2017 and 2016, respectively. Net gains of $0 and $105,000 were recognized on those sales and calls for the six months ended, June 30, 2017 and 2016, respectively.

The following is a summary of the amortized cost and fair value of securities at June 30, 2017 and December 31, 2016, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$1,999,819	$1,999,784
After one to five years	203,383	202,990	2,998,355	2,990,437
After five to ten years	-	-	2,855,256	2,824,596
After ten years	456,373	467,844	24,590,714	24,263,963

	$659,756	$670,834	$32,444,144	$32,078,780

	December 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,199,549	$2,199,424
After one to five years	204,107	201,678	999,383	992,690
After five to ten years	-	-	2,905,702	2,836,866
After ten years	3,750,442	3,809,343	23,999,319	23,302,298

	$3,954,549	$4,011,021	$30,103,953	$29,331,278

3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2017 and December 31, 2016, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$202,990	$393	$-	$-

Securities available for sale:
U.S. government and agency obligations	4,990,220	7,954	-	-
Mortgage-backed securities	22,207,487	283,560	2,165,134	79,590

	27,197,707	291,514	2,165,134	79,590

	$27,400,697	$291,907	$2,165,134	$79,590

	December 31, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$542,009	$8,225	$-	$-

Securities available for sale:
U.S. government and agency obligations	3,192,114	6,818	-	-
Mortgage-backed securities	22,915,969	669,270	2,354,733	102,162

	26,108,083	676,088	2,354,733	102,162

	$26,650,092	$684,313	$2,354,733	$102,162

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 37 and 34 securities were in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	June 30, 2017	December 31, 2016
Mortgage loans:
Residential 1-4 family	$22,493,079	$24,808,914
Commercial and multi-family	14,941,622	15,790,917
Home equity lines of credit	506,639	524,414

	37,941,340	41,124,245
Other loans:
Secured by savings accounts	9,281	11,390
Student	8,159,812	5,743,338
Commercial	1,240,886	1,493,323

	9,409,979	7,248,051

Total loans	47,351,319	48,372,296

Less:
Deferred loan fees (costs) and (premiums), net	(246,125)	(139,659)
Allowance for loan losses	472,459	466,893

	226,334	327,234

	$47,124,985	$48,045,062

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $156,000 and $160,000 at June 30, 2017 and December 31, 2016, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2017	2016

Balance at beginning of period	$469,578	$463,243
Provision for loan losses	2,881	-

Balance at end of period	$472,459	$463,243

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30,
	2017	2016

Balance at beginning of period	$466,893	$463,243
Provision for loan losses	5,566	-

Balance at end of period	$472,459	$463,243

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2017 and December 31, 2016. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

Loan classifications are defined as follows:

●	Pass — These loans are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

4. LOANS RECEIVABLE, NET (Cont’d)

●	Special Mention — These loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects.

●	Substandard — These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●	Doubtful — These loans have all the weaknesses inherent in a loan classified substandard with the added characteristic that the weaknesses make the full recovery of our principal balance highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified as doubtful is high. Its classification as Loss is not appropriate, however, because pending events are expected to materially affect the amount of loss.

●	Loss — These loans are considered uncollectible and of such little value that a charge-off is warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur.

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estat and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$21,938	$14,942	$489	$8,160	$1,249	$46,778
Special Mention	-	-	-	-	-	-
Substandard	555	-	18	-	-	573

Total	$22,493	$14,942	$507	$8,160	$1,249	$47,351

	December 31, 2016
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)
Pass	$24,249	$15,791	$503	$5,743	$1,505	$47,791
Special Mention	-	-	-	-	-	-
Substandard	560	-	21	-	-	581

Total	$24,809	$15,791	$524	$5,743	$1,505	$48,372

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
				(In thousands)

Residential 1-4 family	$-	$-	$336	$336	$22,157	$22,493	$-
Commercial real estate and multi-family	-	-	-	-	14,942	14,942	-
Home equity lines of credit	-	-	-	-	507	507	-
Student loans	6	-	30	36	8,124	8,160	30
Other loans	-	-	-	-	1,249	1,249	-

	$6	$-	$366	$372	$46,979	$47,351	$30

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
				(In thousands)

Residential 1-4 family	$-	$272	$337	$609	$24,200	$24,809	$-
Commercial real estate and multi-family	-	-	-	-	15,791	15,791	-
Home equity lines of credit	-	-	21	21	503	524	-
Student loans	5	10	-	15	5,728	5,743	-
Other loans	-	-	-	-	1,505	1,505	-

	$5	$282	$358	$645	$47,727	$48,372	$-

There were no troubled debt restructured loans at June 30, 2017 or December 31, 2016.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)

Residential 1-4 family	$555	$609
Commercial real estate and multi-family	-	-
Home equity lines of credit	18	21
Student loans	-	-
Other loans	-	-

Total non-accrual loans	573	630

Accruing loans delinquent 90 days or more
Student loans	30	-

Total non-performing loans	$603	$630

4. LOANS RECEIVABLE, NET (Cont’d)

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,900 and $13,400 for the three months ended June 30, 2017 and 2016, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $2,000 and $29,200 during the three months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, such interest income that would have been recognized on non-accrual loans totaled approximately $15,900 and $25,300, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $7,700 and $29,200 during the six months ended June 30, 2017 and 2016, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$293	$121	$4	$42	$7	$3	$470
Provision for loan losses	(8)	4	-	(4)	1	9	$2

Ending Balance	$285	$125	$4	$38	$8	$12	$472

	Three Months Ended
	June 30, 2016
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$301	$133	$4	$22	$1	$2	$463
Provision for loan losses	(2)	-	-	2	-	-	-

Ending Balance	$299	$133	$4	$24	$1	$2	$463

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)
Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	(12)	(13)	(1)	18	1	12	$5
Ending Balance	$285	$125	$4	$38	$8	$12	$472

	Six Months Ended
	June 30, 2016
	Mortgage Loans
	Residential1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$315	$130	$3	$14	$1	$-	$463
Provision for loan losses	(16)	3	1	10	-	2	$-

Ending Balance	$299	$133	$4	$24	$1	$2	$463

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30, 2017	December 31, 2016

Unrealized net loss on pension plan	$(1,543,410)	$(1,569,348)
Unrealized loss on securities available for sale	(365,364)	(772,676)

Accumulated other comprehensive loss before taxes	(1,908,774)	(2,342,024)

Tax effect	652,885	796,288

Accumulated other comprehensive loss	$(1,255,889)	$(1,545,736)

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

6. REGULATORY CAPITAL (Cont’d)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2017 and December 31, 2016, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies' general risk-based capital rules (Basel I). Full compliance with all of the final rule's requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer will is being phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

June 30, 2017

Total Risked-based Capital	$12,244	25.47%	$4,446	9.250%	$4,807	10.00%
Common Equity Tier 1 Capital	11,772	24.49%	$2,764	5.750%	$3,124	6.50%
Tier 1 Risk-based Capital	11,772	24.49%	$3,485	7.250%	$3,845	8.00%
Tier 1 Leverage Capital	11,772	13.37%	3,521	4.000%	4,402	5.00%

December 31, 2016

Total Risked-based Capital	$12,146	26.87%	$3,899	8.625%	$4,521	10.00%
Common Equity Tier 1 Capital	11,679	25.84%	2,317	5.125%	2,938	6.50%
Tier 1 Risk-based Capital	11,679	25.84%	2,995	6.625%	3,616	8.00%
Tier 1 Leverage Capital	11,679	12.84%	3,637	4.000%	4,547	5.00%

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

In accordance with ASC Topic 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

●	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

●	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2017:
Securities available for sale	$32,078,780	$-	$32,078,780	$-

December 31, 2016:
Securities available for sale	$29,331,278	$-	$29,331,278	$-

There were no assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

B. Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.

Cash and Cash Equivalents

For cash and due from banks and federal funds sold, the carrying amount approximates the fair value (Level 1).

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$2,319	$2,319	$2,923	$2,923
Securities held to maturity	660	671	3,955	4,011
Securities available for sale	32,079	32,079	29,331	29,331
Loans receivable	47,125	47,448	48,045	48,488
FHLB and other stock, at cost	276	276	335	335
Accrued interest receivable	487	487	443	443

Financial liabilities:
Deposits	73,088	73,129	74,288	74,308
FHLB Advances	2,000	2,001	3,000	3,001

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

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate de novo or acquired branches, if any;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing an SBA lending program;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year 2016.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets decreased $2.4 million, or 2.6%, to $87.9 million at June 30, 2017 from $90.3 million at December 31, 2016. The decrease was due primarily to decreases in securities held to maturity, net loans and cash balances. Loans decreased $920,000 while cash and investment securities balances decreased $604,000 and $547,000, respectively.

Cash and cash equivalents decreased $604,000, or 20.7%, to $2.3 million at June 30, 2017 from $2.9 million at December 31, 2016, as cash was used to pay-down the maturities of higher rate Certificates of Deposit and reduce advances from the Federal Home Loan Bank (“FHLB”). Loans decreased $920,000 or 1.9% at June 30, 2017 to $47.1 million compared to $48.0 million at December 31, 2016. Securities available for sale increased $2.7 million, or 9.4%, to $32.1 million at June 30, 2017 from $29.3 million at December 31, 2016. This increase was offset by a $3.3 million decrease in securities held to maturity from $4.0 million at December 31, 2016 to $660,000 at June 30, 2017.

Net loans receivable decreased $920,000, or 1.9%, to $47.1 million at June 30, 2017 from $48.0 million at December 31, 2016. The decrease in loans receivable was primarily due to decreases in residential loans and commercial real estate and multi-family loans of $2.3 million and $849,000, respectively, partly offset by an increase in student loans of $2.5 million. The increase in student loans was primarily due to a $3.1 million purchase of a student loan portfolio in the first quarter of 2017.

At June 30, 2017, our investment in bank-owned life insurance increased $30,000 to $2.2 million from $2.2 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Total deposits decreased $1.2 million, or 1.6%, to $73.1 million at June 30, 2017 from $74.3 million at December 31, 2016. The decrease resulted primarily from decreases in CD’s and NOW accounts of $1.0 million, or 4.0%, and $1.0 million, or 8.2%, respectively. These decreases were partly offset by increases in non-interest bearing checking of $292,000 or 6.9% , money market accounts of $300,000 or 10.2% and savings of $261,000 or 0.9%, respectively, compared to December 31, 2016.

We had $2.0 million in short-term Federal Home Loan Bank borrowings outstanding at June 30, 2017 compared to $3.0 million at December 31, 2016. At June 30, 2017, we had the ability to borrow $26.3 million or 30.0% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased $354,000, or 3.2%, to $11.6 million at June 30, 2017 from $11.2 million at December 31, 2016 resulting from a decrease in other comprehensive loss of $290,000, primarily due to a decrease in unrealized losses in the investment portfolio as well as net income of $38,000 for the first six months of 2017.

Comparison of Results of Operations for the Quarters Ended June 30, 2017 and June 30, 2016

General. We had net income of $28,000 for the quarter ended June 30, 2017 compared to a net loss of $3,000 for the quarter ended June 30, 2016. The increase in net income resulted primarily from higher non-interest income and lower non-interest expense partly offset by lower net interest income and higher tax expense.

Net Interest Income. Net interest income decreased $51,000 or 7.7% to $608,000 for the quarter ended June 30, 2017 from $659,000 for the quarter ended June 30, 2016. Interest income on loans decreased $29,000 or 5.4% primarily due to lower yields. Interest income on mortgage backed securities decreased $14,000, or 9.2% primarily due to lower volume while interest income on investment securities decreased $36,000 or 71.6% primarily due to lower volume and yields. These decreases were partly offset by a $28,000 or 31.7% decrease in interest expense primarily due to lower volumes and rates. The average yield on our loans and investments decreased 31 and 151 basis points, respectively, while the average yield on our mortgage-backed securities increased 5 basis points during the quarter ended June 30, 2017 compared to the same quarter in 2016. Our net interest rate spread increased 5 basis points to 3.00% for the quarter ended June 30, 2017 from 2.95% for the quarter ended June 30, 2016 and our net interest margin increased 4 basis points to 3.03% for the 2017 quarter from 2.99% for the 2016 period. Average interest-earning assets decreased $8.1 million or 9.1%, to $80.4 million for the quarter ended June 30, 2017 from $88.5 million for the second quarter of 2016.

Interest and Dividend Income. Interest and dividend income decreased $79,000 or 10.6% to $669,000 for the quarter ended June 30, 2017 from $748,000 for the quarter ended June 30, 2016. The decrease resulted primarily from a decrease in interest income on loans, mortgage-backed securities and investment securities of $29,000, $14,000 and $36,000, respectively.

Interest income on loans decreased $29,000, or 5.4%, to $516,000 for the quarter ended June 30, 2017 from $546,000 for the quarter ended June 30, 2016. The decrease resulted primarily from a 31 basis point decrease in the average yield on loans. The decrease in yield was primarily due to interest income recognized on a non-accrual loan that paid off in the second quarter of 2016.

Interest and dividend income on investment and mortgage-backed securities decreased $50,000 to $147,000 for the quarter ended June 30, 2017 from $197,000 for the quarter ended June 30, 2016. Income on mortgage-backed securities decreased $14,000 or 9.2% compared to the prior year’s quarter mainly due to a decrease of $3.5 million in average balances partly offset by a 5 basis point increase in the average rate. Income on investment securities decreased $36,000 or 71.6% compared to the quarter ended June 30, 2016 due to a decrease of $2.9 million in average balances and a 151 basis point decrease in the average yield. The average balance in the mortgage-backed portfolio decreased $3.5 million to $27.1 million from $30.6 million or 11.5% compared to the same period in 2016. The average yield on mortgage- backed securities increased 5 basis points to 1.97% for the quarter ended June 30, 2017 compared to 1.92% for the same period in 2016.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $28,000, or 31.7%, to $61,000 for the quarter ended June 30, 2017 from $89,000 for the quarter ended June 30, 2016. The decrease in interest expense was due to a decrease in both the average balances and rates paid on interest bearing liabilities. Average interest bearing liabilities decreased $7.7 million, or 9.7% mainly due to lower certificates of deposit and short term borrowings. Average certificate of deposit balances decreased $4.8 million, or 16.3% as the Bank allowed higher rate certificates to run-off. Average short-term borrowings including escrow deposits decreased $1.9 million, or 37.3% to $3.2 million for the quarter ended June 30, 2107 compared to the same period in 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2017 we recorded a $3,000 provision compared to $0 for the second quarter of 2016. The allowance for loan losses was $472,000 at June 30, 2017 and $467,000 at December 31, 2016. There were no charge-offs or recoveries during the quarters ended June 30, 2017 and June 30, 2016.

Non-interest Income. Non-interest income increased $44,000 or 68.4% to $109,000 for the quarter ended June 30, 2017 from $65,000 for the quarter ended June 30, 2016. The increase was primarily due to an increase in gains on the sale of securities and loans during the period. Gains on the sale of securities increased $14,000 to $34,000 compared to $20,000 for the second quarter of 2016. Gains on the sale of loans increased $32,000 as the Bank was able to sell a Small Business Administration (“SBA”) loan it originated in the second quarter of 2017.

Non-interest Expense. Non-interest expense decreased $59,000 or 8.0%, to $676,000 for the quarter ended June 30, 2017 from $735,000 for the quarter ended June 30, 2016. The decrease was primarily due to decreases in compensation and benefits, occupancy and equipment, data processing costs, FDIC premiums and other expenses. Compensation and benefits expense decreased $18,000 or 4.7% primarily due to lower pension and medical expenses. Occupancy and equipment expense decreased $4,500 or 5.5% primarily due to lower repairs and depreciation partly offset by higher utilities. Data processing expense decreased $9,000 or 10.9% mainly due to lower network support and data storage costs. FDIC premiums decreased $12,000 or 65.1%. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile. Other expenses decreased $12,000 or 19.1% mainly due to lower insurance costs, staff development expenses, and stationery and supplies expense.

Income Tax Expense (Benefit). We recorded a $9,000 income tax expense for the quarter ended June 30, 2017 compared to a ($8,000) income tax (benefit) for the quarter ended June 30, 2016. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2017 and June 30, 2016

General. We had net income of $38,000 for the six months ended June 30, 2017 compared to net income of $20,000 for the six months ended June 30, 2016. The increase in net income resulted primarily from lower non-interest expense partly offset by lower non-interest income and higher tax expense.

Net Interest Income. Net interest income increased $2,000 or 0.2% for the six months ended June 30, 2017 compared to the same period in 2016. Interest and dividend income decreased $55,000 or 3.9% to $1.4 million compared to $1.4 million for the six months ended June 30, 2016. Interest income on loans increased $34,000 or 3.4%. Interest income on mortgage backed securities and investment securities decreased $17,000, or 6.1% and $82,000 or 67.9% respectively. The decrease in income on investment securities was due to lower volume and yield while the decrease in income from mortgage backed securities was due to lower volume. These decreases were largely offset by a $34,000 or 3.4% increase in interest income on loans. Average loan balances increased $773,000 and the average yield increased 9 basis points to 4.36% for the six months ended June 30, 2017 compared to the same period in 2016. The average yield on our mortgage-backed securities increased 3 basis points to 1.93% while the yield on our investment securities decreased 100 basis points to 1.93%. Our net interest rate spread increased 25 basis points to 3.05% for the six months ended June 30, 2017 from 2.80% for the six months ended June 30, 2016 and our net interest margin increased 23 basis points to 3.08% for the 2017 period from 2.85% for the 2016 period. Average interest-earning assets decreased $6.2 million to $80.8 million for the six months ended June 30, 2017 from $87.0 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased $55,000 or 3.9% to $1.4 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016. The decrease resulted primarily from decreases in interest income on investment securities and mortgage backed securities of $82,000 and $17,000, respectively, partly offset by a $34,000 increase in interest income on loans.

Interest income on loans increased $34,000, or 3.4%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The average balance of loans increased $773,000 while the average yield on loans increased 9 basis points to 4.36% compared to 4.27% for the six months ended June 30, 2016.

Interest and dividend income on investment and mortgage-backed securities decreased $99,000 to $299,000 for the six months ended June 30, 2017 from $398,000 for the six months ended June 30, 2016. Income on mortgage-backed securities decreased $17,000 or 6.1% compared to the prior year’s period mainly due to a decrease of $2.2 million in average balances partly offset by a 3 basis point increase in the average rate. Income on investment securities decreased $82,000 or 67.9% compared to the prior year’s period mainly due to a decrease of $4.2 million in average balances and a decrease of 100 basis points in the average yield. The average balance in the mortgage-backed portfolio decreased $2.2 million to $27.1 million from $29.3 million or 7.5% compared to the same period in 2016. The average yield on mortgage-backed securities increased 3 basis points to 1.93% for the six months ended June 30, 2017 compared to 1.90% for the same period in 2016.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $57,000, or 31.7%, to $122,000 for the six months ended June 30, 2017 from $179,000 for the six months ended June 30, 2016. The decrease in interest expense was due to a decrease in both the average balances and rates paid on interest bearing liabilities. Average interest bearing liabilities decreased $6.3 million, or 8.0% mainly due to lower certificates of deposit and short term borrowings. Average certificate of deposit balances decreased $4.9 million, or 16.5% as the Bank allowed higher rate certificates to run-off. Average short-term borrowings including escrow deposits decreased $884,000, or 21.8% to $3.2 million for the quarter ended June 30, 2107 compared to the same period in 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2017 we recorded a $6,000 provision compared to $0 for the same period in 2016. The allowance for loan losses was $472,000 at June 30, 2017 and $467,000 at December 31, 2016. There were no charge offs or recoveries during the six months ended June 30, 2017 and June 30, 2016.

Non-interest Income. Non-interest income decreased $17,000 or 8.8% to $178,000 for the six months ended June 30, 2017 from $195,000 for the six month period ended June 30, 2016. The decrease was primarily due to lower gains on the sale of securities partly offset by an increase in the gain on the sale of loans. Gains on the sale of securities decreased $75,000 to $34,000 compared to $110,000 for the first half of 2016. Gains on the sale of loans increased $60,000 as the Bank was able to sell Small Business Administration (“SBA”) loans it originated during the six months ended June 30, 2017.

Non-interest Expense. Non-interest expense decreased $53,000, or 3.7%, to $1.4 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016. The decrease was primarily due to decreases in compensation and benefits, occupancy and equipment, data processing, FDIC insurance premiums and other expenses partly offset by an increase in professional fees. Compensation and benefits expense decreased $16,000 or 2.1% primarily due to lower pension and medical expenses. Occupancy and equipment expense decreased $7,000 or 4.4% primarily due to lower repairs and depreciation partly offset by higher utilities. Data processing expense decreased $9,900 mainly due to lower network support and data storage expenses. FDIC premiums decreased $21,000 or 63.2%. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile. Other expenses decreased $18,000 or 15.6% mainly due to lower insurance costs, staff development expenses, and stationery and supplies expense. Professional fees increased $20,000 or 10.8% mainly due to higher accounting and legal expenses.

Income Tax Expense (Benefit). We recorded a $10,000 income tax expense for the six months ended June 30, 2017 compared to a ($4,000) income tax (benefit) for the six months ended June 30, 2016. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101. INS XBRL Instance Document

101. SCH XBRL Taxonomy Extension Schema Document

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF XBRL Taxonomy Extension Definition Linkbase Document

101. LAB XBRL Taxonomy Extension Label Linkbase Document

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2017	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

