Form 10-Q
period 2017-09-30
Sunnyside Bancorp, Inc.
filed 2017-11-09
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

YES [  ] NO [X]

As of November 9, 2017, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30, 2017	December 31,2016
Assets

Cash and cash equivalents	$1,538,343	$2,923,442
Securities held to maturity, net; approximate fair value of $671,000 (September 30, 2017) and $4,011,000 (December 31, 2016)	658,301	3,954,549
Securities available for sale	28,667,941	29,331,278
Loans receivable, net	49,973,467	48,045,062
Premises and equipment, net	1,262,820	1,335,654
Federal Home Loan Bank of New York and other stock, at cost	169,620	335,020
Accrued interest receivable	514,737	443,062
Cash surrender value of life insurance	2,242,452	2,197,348
Deferred income taxes	1,031,006	1,270,575
Other assets	355,978	438,478

Total assets	$86,414,665	$90,274,468

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$73,685,288	$74,287,596
Federal Home Loan Bank Advances	-	3,000,000
Advances from borrowers for taxes and insurance	328,860	684,468
Other liabilities	739,498	1,070,811

Total liabilities	74,753,646	79,042,875

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,020,265	6,998,363
Unallocated common stock held by the Employee Stock Ownership Plan	(449,947)	(466,606)
Retained earnings	6,281,319	6,237,637
Accumulated other comprehensive (loss)	(1,198,553)	(1,545,736)

Total stockholders’ equity	11,661,019	11,231,593

Total liabilities and stockholders’ equity	$86,414,665	$90,274,468

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	September 30,
	2017	2016

Interest and dividend income:
Loans	$540,790	$543,597
Investment securities	14,402	34,951
Mortgage-backed securities	123,281	134,346
Federal funds sold and other earning assets	4,690	5,271

Total interest and dividend income	683,163	718,165

Interest expense:
Deposits	57,670	77,766
Borrowings	2,948	6,017

Total interest expense	60,618	83,783

Net interest income	622,545	634,382

Provision for loan losses	10,077	3,650

Net interest income after provision for loan losses	612,468	630,732

Non-interest income:
Fees and service charges	25,145	28,945
Net gain on sale of securities	-	16,729
Net gain on sale of loans	-	39,584
Income on bank owned life insurance	14,980	13,939

Total non-interest income	40,125	99,197

Non-interest expense:
Compensation and benefits	334,514	372,380
Occupancy and equipment, net	69,721	81,541
Data processing service fees	71,704	77,012
Professional fees	100,162	109,130
Federal deposit insurance premiums	6,251	14,756
Advertising and promotion	14,457	17,029
Other	51,330	52,554

Total non-interest expense	648,139	724,402

Income before income taxes	4,454	5,527

Income tax (benefit)	(1,423)	(3,005)

Net income	$5,877	$8,532

Basic and diluted income per share	$0.01	$0.01

Weighted average shares outstanding, basic and diluted	748,317	746,096

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Nine Months Ended
	September 30,
	2017	2016

Interest and dividend income:
Loans	$1,582,026	$1,550,784
Investment securities	53,151	155,701
Mortgage-backed securities	383,131	411,167
Federal funds sold and other earning assets	21,320	11,694

Total interest and dividend income	2,039,628	2,129,346

Interest expense:
Deposits	167,353	245,996
Borrowings	15,466	16,792

Total interest expense	182,819	262,788

Net interest income	1,856,809	1,866,558

Provision for loan losses	15,643	3,650

Net interest income after provision for loan losses	1,841,166	1,862,908

Non-interest income:
Fees and service charges	78,705	84,207
Net gain on sale of securities	34,373	126,398
Net gain on sale of loans	60,158	39,584
Income on bank owned life insurance	45,104	44,367

Total non-interest income	218,340	294,556

Non-interest expense:
Compensation and benefits	1,050,619	1,104,058
Occupancy and equipment, net	227,808	243,488
Data processing service fees	220,608	239,206
Professional fees	306,271	295,236
Federal deposit insurance premiums	18,623	48,419
Advertising and promotion	37,064	40,608
Other	146,697	165,487

Total non-interest expense	2,007,690	2,136,502

Income before income taxes	51,816	20,962

Income tax (benefit)	8,134	(7,323)

Net income	$43,682	$28,285

Basic and diluted income per share	$0.06	$0.04

Weighted average shares outstanding, basic and diluted	747,767	745,544

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Three Months Ended
	September 30,
	2017	2016

Net income	$5,877	$8,532

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	12,969	23,892
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	74,456	(41,226)
Reclassification adjustment for (gains) losses included in operations	-	(16,729)

Other comprehensive income (loss), before tax	87,425	(34,063)

Income tax expense (benefit) related to items of other comprehensive income (loss)	30,089	(13,451)

Other comprehensive income (loss), net of tax	57,336	(20,612)

Comprehensive income (loss)	$63,213	$(12,080)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

	Nine Months Ended
	September 30,
	2017	2016

Net income	$43,682	$28,285

Other comprehensive income, before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	38,907	71,676
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	481,768	573,298
Reclassification adjustment for (gains) losses included in operations	-	(121,891)

Other comprehensive income, before tax	520,675	523,083

Income tax expense related to items of other comprehensive income (loss)	173,492	210,354

Other comprehensive income, net of tax	347,183	312,729

Comprehensive income	$390,865	$341,014

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Unallocated
			Common		Accumulated
		Additional	Stock		Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2016	$7,935	$6,998,363	$(466,606)	$6,237,637	$(1,545,736)	$11,231,593

Net income for the nine months ended September 30, 2017		-	-	43,682	-	43,682

ESOP shares allocated or committed to be released	-	5,365	16,659	-	-	22,024

Restricted stock awards earned	-	16,537		-	-	16,537

Other comprehensive income, net of tax	-	-	-	-	347,183	347,183

Balance at September 30, 2017	$7,935	$7,020,265	$(449,947)	$6,281,319	$(1,198,553)	$11,661,019

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net income	$43,682	$28,285

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	101,835	109,799
Amortization of premiums and accretion of discounts, net	180,486	183,158
Amortization of deferred loan fees and costs, net	29,153	2,370
Net gain on sales of securities	(34,373)	(126,398)
Net gain on sales of loans	(60,158)	(39,584)
Provision for loan losses	15,643	3,650
Increase in accrued interest receivable	(71,675)	(103,300)
Increase in cash surrender value of life insurance	(45,104)	(44,367)
Amortization of stock compensation plans	38,561	36,734
Net decrease (increase) in other assets	148,577	(460,314)
Net (decrease) increase in other liabilities	(292,406)	206,109

Net cash provided by (used in) operating activities	54,221	(203,858)

Cash flows from investing activities:
Purchases of securities available for sale	(10,592,764)	(21,276,286)
Repayments and maturities of securities held to maturity	238,351	225,294
Repayments and maturities of securities available for sale	11,558,430	3,813,185
Proceeds from sales/calls of securities held to maturity	3,091,223	221,569
Proceeds from sales of securities available for sale	-	18,704,011
Loans purchased	(5,914,015)	(3,297,749)
Proceeds from sales of loans	942,866	618,675
Loan principal repayments, net of originations	3,058,106	1,795,266
Purchases of bank premises and equipment	(29,001)	(15,418)
Redemption (purchase) of FHLB stock	165,400	(130,900)

Net cash provided by investing activities	2,518,596	657,647

Cash flows from financing activities:
Net decrease in deposits	(602,308)	(3,250,485)
Net decrease in advances from borrowers for taxes and insurance	(355,608)	(321,004)
Net (decrease) increase in short-term borrowings	(3,000,000)	3,000,000
Purchase of stock for restricted stock awards	-	(122,325)

Net cash used in financing activities	(3,957,916)	(693,814)

Net decrease in cash and cash equivalents	(1,385,099)	(240,025)

Cash and cash equivalents at beginning of year	2,923,442	3,326,660

Cash and cash equivalents at end of period	$1,538,343	$3,086,635

Supplemental Information:

Cash paid for:
Interest	$183,755	$266,204
Income taxes (refunds received), net	$-	$18,973

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

The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ended December 31, 2017, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2017 and December 31, 2016, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended September 30, 2017 and 2016 and $16,500 in expense for the nine month periods ended September 30, 2017 and 2016 in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at September 30, 2017 is $60,700 over a weighted average period of 2.75 years. There were no stock options outstanding as of September 30, 2017.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2017 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,317	$8,324	$-	$557,641
Mortgage-backed securities	108,984	4,043	-	113,027

	$658,301	$12,367	$-	$670,668

Securities available for sale:
U.S. government and agency obligations	$2,998,970	$278	$7,934	$2,991,314
Mortgage-backed securities	25,959,879	367	283,619	25,676,627

	$28,958,849	$645	$291,553	$28,667,941

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$11,698	$-	$2,011,698
State, county, and municipal obligations	550,234	-	8,225	542,009
Mortgage-backed securities	1,404,315	52,999	-	1,457,314

	$3,954,549	$64,697	$8,225	$4,011,021

Securities available for sale:
U.S. government and agency obligations	$3,198,932	$-	$6,818	$3,192,114
Mortgage-backed securities	26,905,021	5,575	771,432	26,139,164

	$30,103,953	$5,575	$778,250	$29,331,278

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $332,000, $14.3 million, $8.7 million, and $2.7 million, respectively, at September 30, 2017 ($1.7 million, $16.8 million, $6.7 million, and $3.1 million, respectively, at December 31, 2016).

There were no sales of securities held to maturity for the three months ended September 30, 2017 and 2016.

Proceeds from the sales and calls of securities available for sale amounted to $0 and $3,000,000 for the three months ended September 30, 2017 and 2016, respectively. Net gains of $0 and $16,700 were recognized on those sales and calls for the three months ended, September 30, 2017 and 2016, respectively.

Proceeds from the sale of securities held to maturity amounted to $3,091,000 and $222,000 for the nine months ended September 30, 2017 and 2016, respectively. Net gains of $34,400 and $4,500 were recognized on the sales during the nine months ended September 30, 2017 and 2016, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

3. SECURITIES (Cont’d)

Proceeds from the sales and calls of securities available for sale amounted to $0 and $18,704,000 for the nine months ended September 30, 2017 and 2016, respectively. Net gains of $0 and $122,000 were recognized on those sales and calls for the nine months ended, September 30, 2017 and 2016, respectively.

The following is a summary of the amortized cost and fair value of securities at September 30, 2017 and December 31, 2016, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	203,020	203,052	2,998,970	2,991,314
After five to ten years	-	-	3,765,868	3,730,363
After ten years	455,281	467,616	22,194,011	21,946,264

	$658,301	$670,668	$28,958,849	$28,667,941

	December 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,199,549	$2,199,424
After one to five years	204,107	201,678	999,383	992,690
After five to ten years	-	-	2,905,702	2,836,866
After ten years	3,750,442	3,809,343	23,999,319	23,302,298

	$3,954,549	$4,011,021	$30,103,953	$29,331,278

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2017 and December 31, 2016, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

3. SECURITIES (Cont’d)

	September 30, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$2,491,273	$7,934	$-	$-
Mortgage-backed securities	18,131,642	156,259	5,591,972	127,360

	$20,622,915	$164,193	$5,591,972	$127,360

	December 31, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$542,009	$8,225	$-	$-

Securities available for sale:
U.S. government and agency obligations	3,192,114	6,818	-	-
Mortgage-backed securities	22,915,969	669,270	2,354,733	102,162

	26,108,083	676,088	2,354,733	102,162

Total	$26,650,092	$684,313	$2,354,733	$102,162

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 36 and 34 securities were in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	September 30, 2017	December 31, 2016
Mortgage loans:
Residential 1-4 family	$21,294,816	$24,808,914
Commercial and multi-family	16,148,906	15,790,917
Home equity lines of credit	520,858	524,414

	37,964,580	41,124,245

Other loans:
Secured by savings accounts	8,228	11,390
Student	10,679,113	5,743,338
Commercial	1,452,472	1,493,323

	12,139,813	7,248,051

Total loans	50,104,393	48,372,296

Less:
Deferred loan fees (costs and premiums), net	(351,610)	(139,659)
Allowance for loan losses	482,536	466,893

	130,926	327,234

	$49,973,467	$48,045,062

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $154,000 and $160,000 at September 30, 2017 and December 31, 2016, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2017	2016

Balance at beginning of period	$472,459	$463,243
Provision for loan losses	10,077	3,650

Balance at end of period	$482,536	$466,893

4. LOANS RECEIVABLE, NET (CONT’D)

	Nine Months Ended
	September 30,
	2017	2016

Balance at beginning of period	$466,893	$463,243
Provision for loan losses	15,643	3,650

Balance at end of period	$482,536	$466,893

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2017 and December 31, 2016. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2017
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
			(In thousands)

Pass	$20,693	$16,149	$504	$10,679	$1,460	$49,485
Special Mention	49	-	-	-	-	49
Substandard	553	-	17	-	-	570

Total	$21,295	$16,149	$521	$10,679	$1,460	$50,104

4. LOANS RECEIVABLE, NET (CONT’D)

	December 31, 2016
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
			(In thousands)

Pass	$24,249	$15,791	$503	$5,743	$1,505	$47,791
Special Mention	-	-	-	-	-	-
Substandard	560	-	21	-	-	581

Total	$24,809	$15,791	$524	$5,743	$1,505	$48,372

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2017
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$179	$-	$336	$515	$20,780	$21,295	$-
Commercial real estate and multi-family	1,716	-	-	1,716	14,433	16,149	-
Home equity lines of credit	-	-	-	-	521	521	-
Student loans	45	78	11	134	10,545	10,679	11
Commercial and other	-	-	-	-	1,460	1,460	-

	$1,940	$78	$347	$2,365	$47,739	$50,104	$11

	December 31, 2016
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$-	$272	$337	$609	$24,200	$24,809	$-
Commercial real estate and multi-family	-	-	-	-	15,791	15,791	-
Home equity lines of credit	-	-	21	21	503	524	-
Student loans	5	10	-	15	5,728	5,743
Other loans	-	-	-	-	1,505	1,505	-

	$5	$282	$358	$645	$47,727	$48,372	$-

There were no impaired loans or troubled debt restructured loans at September 30, 2017 or December 31, 2016.

4. LOANS RECEIVABLE, NET (CONT’D)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)

Residential 1-4 family	$553	$609
Commercial real estate and multi-family	-	-
Home equity lines of credit	17	21
Student loans	-	-
Other loans	-	-

Total non-accrual loans	570	630

Accruing loans delinquent 90 days or more	11	-

Total non-performing loans	$581	$630

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,800 and $7,400 for the three months ended September 30, 2017 and 2016, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $3,400 and $3,700 during the three months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 and 2016, such interest income that would have been recognized on non-accrual loans totaled approximately $23,700 and $32,700, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $13,200 and $32,900 during the nine months ended September 30, 2017 and 2016, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$285	$125	$4	$38	$8	$12	$472
Provision for loan losses	(8)	9	-	20	2	(12)	11

Ending Balance	$277	$134	$4	$58	$10	$-	$483

4. LOANS RECEIVABLE, NET (CONT’D)

	Three Months Ended
	September 30, 2016
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$299	$133	$4	$24	$1	$2	$463
Provision for loan losses	(6)	8	1	(3)	4	-	4

Ending Balance	$293	$141	$5	$21	$5	$2	$467

	Nine Months Ended
	September 30, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	(20)	(4)	(1)	38	3	-	16

Ending Balance	$277	$134	$4	$58	$10	$-	$483

	Nine Months Ended
	September 30, 2016
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$315	$130	$3	$14	$1	$-	$463
Provision for loan losses	(22)	11	2	7	4	2	4

Ending Balance	$293	$141	$5	$21	$5	$2	$467

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2017	2016

Unrealized net loss on pension plan	$(1,530,441)	$(1,569,348)
Unrealized loss on securities available for sale	(290,908)	(772,676)

Accumulated other comprehensive loss before taxes	(1,821,349)	(2,342,024)

Tax effect	622,796	796,288

Accumulated other comprehensive loss	$(1,198,553)	$(1,545,736)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2017 and December 31, 2016, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule’s requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer will be phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increase each subsequent year by an additional 0.625 percent until reaching its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

6. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

September 30, 2017

Total Risk-based Capital	$12,203	24.54%	$4,600	9.250%	$4,973	10.00%
Common Equity Tier 1 Capital	11,720	23.57%	2,860	5.750%	3,233	6.50%
Tier 1 Risked-based Capital	11,720	23.57%	3,605	7.250%	3,978	8.00%
Tier 1 Leverage Capital	11,720	13.37%	3,505	4.000%	4,381	5.00%

December 31, 2016

Total Risk-based Capital	$12,146	26.87%	$3,899	8.625%	$4,521	10.00%
Common Equity Tier 1 Capital	11,679	25.84%	2,317	5.125%	2,938	6.50%
Tier 1 Risked-based Capital	11,679	25.84%	2,995	6.625%	3,616	8.00%
Tier 1 Leverage Capital	11,679	12.84%	3,637	4.000%	4,547	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2017 and December 31, 2016. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

 B. Fair Value Disclosures

 There were no assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

		Fair Value Measurements
		Quoted Prices in	Significant Other
		Active	Observable	Significant
	Carrying	Markets for Identical	Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2017:
Securities available for sale	$28,667,941	$-	$28,667,941	$-

December 31, 2016:
Securities available for sale	$29,331,278	$-	$29,331,278	$-

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$1,538	$1,538	$2,923	$2,923
Securities held to maturity	658	671	3,955	4,011
Securities available for sale	28,668	28,668	29,331	29,331
Loans receivable	49,973	50,352	48,045	48,488
FHLB and other stock, at cost	170	170	335	335
Accrued interest receivable	515	515	443	443

Financial liabilities:
Deposits	73,685	73,729	74,288	74,308
FHLB Advances	-	-	3,000	3,001

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets decreased $3.9 million, or 4.3%, to $86.4 million at September 30, 2017 from $90.3 million at December 31, 2016. The decrease was due primarily to a decrease in investment securities and cash partly offset by an increase in loans. Securities held to maturity and available for sale decreased $3.3 million and $ 663,000, respectively. These decreases were partly offset by a $1.9 million increase in loans.

Cash and cash equivalents decreased $1.4 million, or 47.4%, to $1.5 million at September 30, 2017 from $2.9 million at December 31, 2016. Securities available for sale decreased $663,000, or 2.3%, to $28.7 million at September 30, 2017 from $29.3 million at December 31, 2016, and securities held to maturity decreased $3.3 million, or 83.4%, to $658,000 at September 30, 2017 from $4.0 million at December 31, 2016. The decreases in cash and investment securities resulted primarily from the funding of loans and the reduction of Federal Home Loan Bank advances.

Net loans receivable increased $1.9 million, or 4.0%, to $50.0 million at September 30, 2017 from $48.0 million at December 31, 2016. The increase in loans receivable was primarily due to an increase in commercial real estate and student loans partly offset by a decrease in residential loans.

At September 30, 2017, our investment in bank-owned life insurance increased $45,000 to $2.2 million from $2.2 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Other assets, consisting primarily of prepaid insurance premiums, prepaid assets and accounts receivable and an annuity contract for a former director decreased $83,000, or 18.8%, to $356,000 at September 30, 2017 from $438,000 at December 31, 2016 primarily due to a reduction in the annuity contract for a former director.

Total deposits decreased $602,000, or 0.8%, to $73.7 million at September 30, 2017 from $74.3 million at December 31, 2016. The decrease resulted primarily from decreases in certificates of deposit and NOW accounts of $611,000, or 2.4% and $1.3 million, or 10.6%, respectively, partly offset by increases in non-interest bearing checking, savings and money-market balances of $805,000, or 19.0%, $276,000, or 0.9% and $236,000, or 8.0%, respectively.

We had no short-term Federal Home Loan Bank (“FHLB”) advances outstanding at September 30, 2017 compared to $3.0 million at December 31, 2016. At September 30, 2017, we had the ability to borrow $25.9 million, or 30% of the Association’s assets, in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity increased $429,000, or 3.8%, to $11.7 million at September 30, 2017 from $11.2 million at December 31, 2016 primarily due to a decrease in unrealized losses in our investment portfolio included in accumulated other comprehensive loss along with our net income of $44,000 for the nine months ended September 30, 2017.

Comparison of Results of Operations for the Quarters Ended September 30, 2017 and September 30, 2016

General. We had net income of $5,900 for the quarter ended September 30, 2017 compared to net income of $8,500 for the quarter ended September 30, 2016. The decrease in net income resulted primarily from decreases in net interest income and non-interest income and an increase in the provision for loan losses partly offset by a decrease in non-interest expense when comparing the 2017 quarter to the 2016 quarter.

Net Interest Income. Net interest income decreased $11,800, or 1.9%, to $623,000 for the quarter ended September 30, 2017 from $634,000 for the quarter ended September 30, 2016. Interest income on loans decreased $3,000 or 0.5% primarily due to lower average balances. Interest income on mortgage-backed securities decreased $11,000 or 8.2% primarily due to lower volume while interest income on investment securities decreased $21,000 or 58.8% primarily due to lower volume and yields. These decreases were partly offset by a $23,000 or 27.6% decrease in interest expense primarily due to lower volume and rates. The average yield on our loans and mortgage-backed securities increased 5 and 13 basis points, respectively while the average yield on our investment securities decreased 119 basis points during the quarter ended September 30, 2017 compared to the 2016 quarter. Our net interest rate spread increased 22 basis points to 3.05% for the quarter ended September 30, 2017 from 2.83% for the quarter ended September 30, 2016 and our net interest margin increased 22 basis points to 3.09% for the 2017 quarter from 2.87% for the 2016 period. Average interest-earning assets decreased to $80.0 million for the quarter ended September 30, 2017 from $87.8 million for the prior year quarter.

Interest and Dividend Income. Interest and dividend income decreased $35,000 or 4.9% to $683,000 for the quarter ended September 30, 2017 from $718,000 for the quarter ended September 30, 2016. The decrease resulted primarily from a decrease in interest income on investment securities and mortgage-backed securities of $21,000 and $11,000, respectively.

Interest income on loans decreased $3,000 or 0.5%, to $541,000 for the quarter ended September 30, 2017 from $544,000 for the quarter ended September 30, 2016. The decrease resulted primarily from a $900,000 decrease in average balances partly offset by an increase of 5 basis points in the average yield on loans to 4.40% for the 2017 quarter from 4.35% for the 2016 quarter.

Interest and dividend income on investment securities decreased $21,000 to $14,000 for the quarter ended September 30, 2017 from $35,000 for the quarter ended September 30, 2016. The decrease was due to a $1.4 million decrease in average balances and a decrease of 119 basis points in the average yield on investment securities to 1.56% during the 2017 quarter from 2.75% during the 2016 quarter. Interest and dividend income on mortgage-backed securities decreased $11,000 to $123,000 for the quarter ended September 30, 2017 from $134,000 for the quarter ended September 30, 2016. The decrease was due to a $4.7 million decrease in average balances partly offset by an increase of 13 basis points in the yield to 1.83% compared to 1.70% for the same quarter in 2016.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $23,000 or 27.7%, to $61,000 for the quarter ended September 30, 2017 from $84,000 for the quarter ended September 30, 2016. The decrease in interest expense was due to a decrease of 9 basis points in the cost of interest-bearing liabilities, primarily deposits, to 0.34% for the quarter ended September 30, 2017, from 0.43% for the quarter ended September 30, 2016, primarily due to lower interest paid on certificates of deposit reflecting lower market interest rates. Average interest-bearing liabilities decreased to $70.5 million for the quarter ended September 30, 2017 from $78.4 million for the quarter ended September 30, 2016. The average balances of higher cost interest-bearing certificates of deposits decreased $2.4 million and helped reduce the cost of funds from 0.43% for the quarter ended September 30, 2016 to 0.34% for the quarter ended September 30, 2017.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $10,100 provision for loan losses recorded for the quarter ended September 30, 2017 and $3,700 recorded for the quarter ended September 30, 2016. The allowance for loan losses was $483,000 at September 30, 2017 compared to $467,000 at September 30, 2016. Non-performing loans at September 30, 2017 totaled $581,000 and $584,000 at September 30, 2016. During the quarters ended September 30, 2017 and September 30, 2016 there were no loan charge-offs or recoveries.

Noninterest Income. Noninterest income decreased $59,000 to $40,000 for the quarter ended September 30, 2017 from $99,000 for the quarter ended September 30, 2016. The decrease was primarily due to a decrease in the gain on the sale of loans and securities of $40,000 and $17,000, respectively.

Noninterest Expense. Noninterest expense decreased $76,000 or 10.5% to $648,000 for the quarter ended September 30, 2017 from $724,000 for the quarter ended September 30, 2016. The decrease was primarily due to lower compensation and benefits, occupancy and equipment expenses, professional fees and deposit insurance premiums. Compensation and benefits decreased $38,000 due to lower salary expense as well as lower medical and pension expenses partly offset by higher ESOP expense. Occupancy and equipment expense decreased $12,000 primarily due to lower repairs, depreciation and real estate taxes. Professional fees decreased $9,000 primarily due to lower legal costs. Federal insurance deposit premiums (“FDIC”) decreased $9,000. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile. Data processing expenses decreased $5,000 mainly due to lower network support and data costs.

Income Tax Expense (Benefit). We recorded a $1,400 income tax benefit for the quarter ended September 30, 2017 and a $3,000 income tax benefit for the quarter ended September 30, 2016. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2017 and September 30, 2016

General. We had net income of $44,000 for the nine months ended September 30, 2017 compared to net income of $28,000 for the nine months ended September 30, 2016. The increase in net income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted primarily from a decrease in non-interest expenses partly offset by a decrease in interest and non-interest income as well as an increase in the provision for loan losses and income tax expense.

Net Interest Income. Net interest income decreased $10,000, or 0.5%, to $1.9 million for the nine months ended September 30, 2017 from $1.9 million for the nine months ended September 30, 2016. The decrease was primarily due to a decrease in investment income partly offset by an increase in interest income on loans and a decrease in interest expense. Interest income on investments and mortgage-backed securities decreased $103,000, or 65.9% and $28,000, or 6.8%, respectively The decrease in income on investment securities was due to lower volume and yield while the decrease in income from mortgage backed securities was due to lower volume. These decreases were partly offset by a $31,000, or 2.0% increase in interest income on loans. Average loan balances increased $207,000 and the average yield increased 7 basis points to 4.37% for the nine months ended September 30, 2017 compared to the same period in 2016. The average yield on our mortgage-backed securities increased 7 basis points to 1.90% while the yield on our investment securities decreased 108 basis points to 1.81%. Our net interest rate spread increased 24 basis points to 3.05% for the nine months ended September 30, 2017 from 2.81% for the nine months ended September 30, 2016 and our net interest margin increased 22 basis points to 3.08% for the 2017 period from 2.86% for the 2016 period. Average interest-earning assets decreased $6.8 million to $80.5 million for the nine months ended September 30, 2017 from $87.3 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased $90,000 or 4.2% to $2.0 million for the nine months ended September 30, 2017 from $2.1 million for the nine months ended September 30, 2016. The decrease resulted primarily from a decrease in interest income on investment securities and mortgage-backed securities of $103,000 and $28,000, respectively, partly offset by a $31,000 increase in interest income on loans .

Interest income on loans increased $31,000 or 2.0%, to $1.6 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016. The increase resulted primarily from a $207,000 increase in average loan balances and a 7 basis point increase in the average yield on loans to 4.37% for the 2017 period from 4.30% for the 2016 period.

Interest and dividend income on investment securities decreased $103,000 or 65.9% for the nine months ended September 30, 2017 to $53,000 from $156,000 for the nine months ended September 30, 2016 primarily due to a 108 basis point decrease in yield and a $3.3 million decrease in average balances. Interest and dividend income on mortgage-backed securities decreased $28,000 or 6.8% for the nine months ended September 30, 2017 to $383,000 from $411,000 for the nine months ended September 30, 2016 primarily due to a $3.1 million decrease in average balances partly offset by a 7 basis point increase in rate.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $80,000, or 30.4%, to $183,000 for the nine months ended September 30, 2017 from $263,000 for the nine months ended September 30, 2016. The decrease in interest expense was due to a decrease in both the average balances and rates paid on interest bearing liabilities. Average interest bearing liabilities decreased $6.8 million, or 8.7% mainly due to lower certificates of deposit and short term borrowings. Average certificate of deposit balances decreased $4.1 million, or 14.1% as the Bank allowed higher rate certificates to run-off. Average short-term borrowings including escrow deposits decreased $1.7 million, or 39.7% to $2.6 million for the nine months ended September 30, 2107 compared to the same period in 2016.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $16,000 provision for loan losses recorded for the nine month period ended September 30, 2017 and a $3,700 provision for loan losses recorded for the nine month period ended September 30, 2016. There were no charge-offs or recoveries of loans during the nine months ended September 30, 2017 and 2016, respectively.

Noninterest Income. Noninterest income decreased $76,000 or 25.9% to $218,000 for the nine months ended September 30, 2017 from $295,000 for the nine months ended September 30, 2016. The decrease was primarily due to lower gains on the sale of securities recognized during the 2017 period partly offset by an increase in gains on the sale of loans. Gains on the sale of securities decreased $92,000 or 72.8% to $34,000 for the nine months ended September 30, 2017 compared $126,000 for the same period in 2016. Gains on the sale of loans increased $21,000 or 52.0% to $60,000 for the nine months ended September 30, 2017 compared to $40,000 for the same period in 2016.

Noninterest Expense. Noninterest expense decreased $129,000 or 6.0%, to $2.0 million for the nine months ended September 30, 2017 from $2.1 million for the nine months ended September 30, 2016. The decrease was primarily due to lower compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data processing service fees and other expenses, partly offset by an increase in professional fees.. Compensation and benefits decreased $53,000 due to lower salary expense as well as lower medical and pension expenses partly offset by higher ESOP expense. Occupancy and equipment expense decreased $16,000 primarily due to lower repairs, depreciation and real estate taxes. Federal insurance deposit premiums (“FDIC”) decreased $30,000. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile. Data processing expenses decreased $19,000 mainly due to lower network support and data costs. Other expenses decreased $19,000 or 11.4% mainly due to lower insurance costs, staff development expenses, and stationery and supplies expense. Professional fees increased $11,000 or 3.7% mainly due to higher accounting and auditing expenses.

Income Tax Expense (Benefit). We recorded an $8,000 income tax expense for the nine months ended September 30, 2017 compared to a $7,000 income tax benefit for the nine months ended September 30, 2016. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2017	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

