Form 10-K
period 2017-12-31
Sunnyside Bancorp, Inc.
filed 2018-03-28
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2017.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $9,365,909 at June 30, 2017.

As of March 26, 2018, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Shareholders.

PART I

ITEM 1. Business

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

At December 31, 2017, Sunnyside Bancorp had consolidated assets of $85.0 million, liabilities of $73.7 million and equity of $11.3 million.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, commercial loans, student loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2017, $22.3 million, or 45.6%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $14.6 million, or 29.9%, was comprised of commercial real estate and multi-family mortgage loans and $12.0 million, or 24.5%, was comprised of commercial loans, student loans, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank. There were no advances outstanding at December 31, 2017.

For the year ended December 31, 2017, the Company’s pre-tax income increased $124,000 to $85,000 compared to a pre-tax loss of $39,000 in 2016. Net interest income increased $27,000, while non-interest expense decreased by $208,000, partly offset by a decrease of $75,000 in non-interest income and a $37,000 increase in the provision for loan losses.

As a result of the new Federal Tax Act that was enacted in December 2017, the Company remeasured and adjusted its deferred tax balances requiring a deferred tax expense charge of $422,910 which significantly contributed to our net loss of $327,000 for 2017. Similarly, in 2016, we were negatively impacted by a change in the New York State tax law which resulted in the Company recording a valuation allowance against its New York State deferred tax asset of $172,000 and reporting a net loss of $117,000 for the year ended December 31, 2016.

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

At December 31, 2017, $22.3 million, or 45.6%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2012 through 2016 are provided below:

●	The homeownership rate in Westchester County was 61.4%, compared to 53.6% in the State of New York;

●	The median home value was $507,300, compared to $286,300 in the State of New York;

●	The median household income in Westchester County was $86,226, compared to $60,741 in the State of New York;

●	Approximately 47.3% of the population of Westchester County held a bachelor’s degree or higher, compared to 34.7% in the State of New York; and

●	Approximately 10.0% of the population of Westchester County had incomes below poverty level, compared to 14.7% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2012 through 2016:

●	The homeownership rate in Putnam County and Rockland County was 82.0% and 68.9%, respectively, compared to 53.6% in the State of New York;

●	The median home value in Putnam County and Rockland County was $354,800 and $420,700, respectively, compared to $286,300 in the State of New York;

●	The median household income in Putnam County and Rockland County was $97,606 and $86,134, respectively, compared to $60,741in the State of New York;

●	Approximately 38.9% and 40.4% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 34.7% in the State of New York; and

●	Approximately 6.0% and 14.4% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 14.7% in the State of New York.

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

We are a small community savings institution and as of June 30, 2017 (the latest date for which information is available), our market share was 0.07% of total FDIC-insured deposits in Westchester, making us the 29th largest out of 33 financial institutions in Westchester County based upon deposit share as of that date.

Business Strategy

Our current business strategy is to operate as a community bank dedicated to serving the needs of our consumer and business customers and emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	growing our assets and liabilities by increasing our presence in the communities we serve and expanding our service delivery channels;

●	utilizing our management’s commercial banking experience by diversifying our lending operations to increase our emphasis on commercial and multi-family real estate lending, commercial lending and student loan originations;

●	maintaining our strong asset quality profile through conservative loan underwriting;

●	increasing our non-interest income through the origination and sale of one-to four-family residential real estate loans and the guaranteed-portion of SBA loans;

●	managing interest rate risk by emphasizing the origination of shorter-term loans for retention in our portfolio;

●	continuing to attract and retain customers in our market area and build our “core” deposits consisting of demand, NOW, savings and money market accounts;

●	opportunistically seek to purchase or sell loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans; and

●	expanding our banking franchise as opportunities arise through de novo branching or the addition of a loan production office, although we do not currently have any understandings or agreements to establish new branch offices or loan production offices.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2017, $22.3 million, or 45.6%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2017, $14.6 million, or 29.9% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions, including the origination of SBA loans. To a lesser extent, we also offer commercial loans that are not real estate secured as well as student loans and home equity loans. At December 31, 2017, $12.0 million, or 24.5% of our loan portfolio was comprised of commercial, student and home equity loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2017 purchased loans accounted for $13.1 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$22,328	45.6%	$24,809	51.3%
Commercial and multi-family residential	14,636	29.9	15,791	32.6
Home equity lines of credit	433	0.9	524	1.1
Student loans	10,151	20.7	5,743	11.9
Other loans	1,424	2.9	1,505	3.1

Total loans receivable	$48,972	100.0%	$48,372	100.0%
Less:
Deferred loan fees (costs and premiums)	(333)		(140)
Allowance for loan losses	507		467

Total loans receivable, net	$48,798		$48,045

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2017. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

		Commercial
	One-to-four	and multi-
	family	family
	residential	residential	Home Equity
	real estate	real estate	lines of	Student	Other
	loans	loans	credit	Loans	loans	Total
Due During the Years Ending December 31,

2018	$340	$548,733	$-	$-	$55,695	$604,768
2019	62,886	-	-	-	563,223	$626,109
2020	151,969	446,451	-	-	5,188	$603,608
2021 to 2022	43,018	2,201,568	15,564	1,317,859	200,523	$3,778,532
2023 to 2027	3,480,465	8,542,849	270,976	5,442,055	514,570	$18,250,915
2028 to 2032	5,562,458	1,518,276	146,653	33,807	-	$7,261,194
2033 and beyond	13,027,295	1,378,038	-	3,357,123	84,620	$17,847,076
	$22,328,431	$14,635,915	$433,193	$10,150,844	$1,423,819	$48,972,202

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2017, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2018.

	Due after December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$18,401	$3,927	$22,328
Commercial and multi-family residential	8,211	5,876	$14,087
Home equity lines of credit	―	433	433
Student Loans	6,747	3,404	10,151
Other loans	849	519	1,368
Total loans	$34,208	$14,159	$48,367

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2017, $22.3 million, or 45.6% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2017, 82.4% of our one- to four-family residential real estate loans were fixed-rate loans, and 17.6% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2017 was generally $453,100 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2017, we had $14.6 million in commercial and multi-family real estate loans, representing 29.9% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.8 million at December 31, 2017. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2017, our average commercial real estate loan had a balance of $538,000. At that same date, our largest commercial real estate relationship totaled $1.6 million and was performing in accordance with its repayment terms.

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

At December 31, 2017, the average loan balance of our outstanding home equity lines of credit was $72,000, and the largest outstanding balance of any such loan was $178,000. This loan was performing in accordance with its repayment terms at December 31, 2017.

Student Loans and Other Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans are guaranteed by a third party insurance company in the event of default and totaled $3.4 million at December 31, 2017. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans are not guaranteed by a third party insurance company and totaled $6.7 million at December 31, 2017. At December 31, 2017, student loans totaled $10.2 million and represented 20.7% of our loan portfolio.

To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2017, other loans totaled $1.4 million, or 2.9% of our loan portfolio.

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

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2017, these types of purchased loans accounted for $13.1 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2017	2016
	(In thousands)

Total loans at beginning of year	$48,372	$47,503
Loans originated:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	2,543	4,369
Home equity lines of credit	63	150
Total real estate loans	2,606	4,519

Student loans	191	1,337
Other	1,638	1,393

Total loans originated	$4,435	$7,249

Loans Purchased:
One- to four-family residential	1,413	―
Commercial and multi-family	―	―
Student loans	5,713	3,226
Total Loans Purchased	7,126	3,226

Loans Sold:
Commercial and multi-family	―	843
Other	835	547
Total Loans Sold	835	1,390
Deduct:
Principal repayments	10,126	8,216

Net loan activity	600	869

Total loans at end of year	$48,972	$48,372

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2017, our largest credit relationship totaled $1.6 million and was secured by commercial real estate. At December 31, 2017, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.4 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2017
Real estate loans:
One- to four-family residential	1	$177	2	$336	3	$513
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	3	48	1	27	4	75
Other loans
Total	4	$225	3	$363	7	$588

At December 31, 2016
Real estate loans:
One- to four-family residential	1	$272	2	$337	3	$609
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit			1	21	1	21
Commercial	-	-	-	-	-	-
Student	2	15	-	-	2	15
Other loans	-	-	-	-	-	-
Total	3	$287	3	$358	6	$645

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2017		2016
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential		$599		$609
Commercial and multi-family		―		―
Home equity lines of credit		16		21
Student loans		―		―
Other		―		―
Total		$615		$630

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	$	―	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Student loans		27		―
Other		―		―
Total loans 90 days or more past due		27		―

Total non-performing loans		$642		$630

Real estate owned		―		―
Other non-performing assets		―		―

Total non-performing assets		$642		$630

Troubled debt restructurings:
Real estate loans:
One- to four-family residential	$	―	$	―
Commercial and multi-family		―		―
Home equity lines of credit		―		―
Other		―		―
Total	$	―	$	―

Ratios:
Total non-performing loans to total loans		1.31%		1.30%
Total non-performing loans to total assets		0.76%		0.70%
Total non-performing assets to total assets		0.76%		0.70%

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $31,300. Interest income recognized on such loans for the year ended December 31, 2017 was $16,800.

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2017 and 2016.

	At December 31,
	2017	2016
	(In thousands)

Classification of Assets:
Substandard	$566	$581
Doubtful	―	―
Loss	—	—
Total Classified Assets	$566	$581
Special Mention	$49	$—

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2017, we had no potential problem loans that are not accounted for above under ” – Classified Assets.” Please see ” – Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2017.

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

For 2017 and 2016, we recorded a provision of $40,000 and $4,000, respectively. The allowance for loan losses was $507,000, or 1.04% of total loans, at December 31, 2017, compared to $467,000, or 0.97% of total loans, at December 31, 2016. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2017	2016
	(In thousands)
Balance at beginning of year	$467	$463

Charge-offs:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total charge-offs	―	―

Recoveries:
Real estate loans:
One- to four-family residential	―	―
Commercial and multi-family	―	―
Home equity lines of credit	―	―
Other loans	―	―
Total recoveries	―	―

Net charge-offs	―	―
Provision for loan losses	40	4

Balance at end of year	$507	$467

Ratios:
Net charge-offs to average loans outstanding	― %	― %
Allowance for loan losses to non-performing loans at end of year	79.0%	74.1%
Allowance for loan losses to total loans at end of year	1.04%	0.97%

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

	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$318	62.7%	45.6%	$297	63.6%	51.3%
Commercial and multi-family residential	121	23.9	29.9	138	29.6	32.6
Home equity lines of credit	4	0.8	0.9	5	1.0	1.1
Student loans	54	10.7	20.7	20	4.3	11.9
Other loans	10	1.9	2.9	7	1.5	3.1
Total allowance for loan losses	$507	100%	100%	$467	100%	100%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2017, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions. Additionally, as a member of the Federal Home Loan Bank of New York (FHLB), we are required to purchase stock in the FHLB and at December 31, 2017, we owned $82,000 in FHLB stock. At December 31, 2017, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Community Bankers Bank) at the dates indicated.

	At December 31,
	2017				2016
	Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(Dollars in thousands)
Securities held to maturity:
United States government and agency securities	$	―	$	―	$2,000	$2,012
Mortgage-backed securities		108		112	1,405	1,457
State, county and municipal securities		549		560	550	542
Total securities held to maturity		$657		$672	$3,955	$4,011

Securities available for sale:
Unites States government and agency securities		$2,999		$2,978	$3,199	$3,192
Mortgage-backed securities		26,593		26,198	26,905	26,139
Total securities available for sale		$29,592		$29,176	$30,104	$29,331

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
US government and agency securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	$-	-%
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$108	2.3%	$108	$112	2.30%
State, county and municipal securities	$-	-%	$203	1.26%	$-	-%	$346	3.27%	$549	$560	2.53%
Total securities held to maturity	$-	-%	$203	1.26%	$-	-%	$454	3.04%	$657	$672	2.49%

Securities available for sale
US government and agency securities	$-	-%	$2,999	1.43%	$-	-%	$-	-%	$2,999	$2,978	1.43%
Mortgage-backed	$-	-%	$325	1.25%	$3,427	1.66%	$22,841	2.09%	$26,593	$26,198	2.02%
Total securities available for sale	$-	-%	$-3,324	1.41%	$3,427	1.66%	$22,841	2.09%	$29,592	$29,176	1.96%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the Federal Home Loan Bank to fund our operations and we had $0 and $3.0 million in advances at December 31, 2017 and 2016, respectively.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2017, $24.1 million, or 33.2% of our total deposit accounts were certificates of deposit, of which $17.4 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(In thousands)

Deposit Type
Non-interest-bearing checking	$4,597	6.3%	-%	$4,343	5.6%	-%
NOW	11,556	15.7	0.05	12,095	15.6	0.05
Savings	29,380	40.0	0.11	29,882	38.6	0.11
Money Market	3,184	4.3	0.09	2,989	3.9	0.10
Certificates of Deposit	24,735	33.7	0.75	28,068	36.3	0.95
Total Deposits	$73,452	100.0%	0.31%	$77,377	100.0%	0.40%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016
	(In thousands)

Interest Rate:
Less than 2.00%	$24,123	$22,203
2.00% to 2.99%	-	3,394
3.00% to 3.99%	-	-
4.00% to 4.99%	-	-
5.00% and above	-	-

Total	$24,123	$25,597

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2017
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
Less than 2.00%	$17,403	$4,124	$1,237	$1,359	$24,123	100%
2.00% to 2.99%	-	-	-	-	-	-
3.00% to 3.99%	-	-	-	-	-	-
4.00% to 4.99%	-	-	-	-	-	-

Total	$17,403	$4,124	$1,237	$1,359	$24,123	100%

As of December 31, 2017, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $9.3 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2017
(In thousands)

Three months or less	$2,845
Over three through six months	1,383
Over six months through one year	1,625
Over one year to three years	3,404
Over three years	-

Total	$9,257

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

	At or For the Years Ended December 31,
	2017	2016
	(In thousands)

Balance at end of period	$-	$3,000
Average balance during period	1,550	3,585
Maximum outstanding at any month end	3,700	5,300
Interest rate at end of period	N/A	0.81%
Average interest rate during period	1.0%	0.61%

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

Employees

As of December 31, 2017, we had 14 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Under the Basel Rules, the minimum capital ratios for Sunnyside Federal are as follows:

●	5.75 percent CET1 to risk-weighted assets.

●	7.25 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

●	9.25 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

●	4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

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

Sunnyside Federal’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2017 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2017, we would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, Sunnyside Federal satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

●	the savings association would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Sunnyside Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Sunnyside Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Sunnyside Federal’s capital.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of an institution’s total assets less tangible capital.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Sunnyside Federal was in compliance with this requirement.

Qualified Mortgages and Retention of Credit Risk. The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	interest-only payments;

●	negative-amortization; and

●	terms longer than 30 years.

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

Other Regulations

Interest and other charges collected or contracted for by Sunnyside Federal are subject to state usury laws and federal laws concerning interest rates. Sunnyside Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Sunnyside Federal also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Association Secrecy Act and the Office of Foreign Assets Control regulations; and

●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

●	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

●	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years. At December 31, 2017, Sunnyside Federal had $1,672,000 of federal net operating loss carry-forwards and $2,828,000 of New York State net operating loss carry-forwards available for future use.

On December 22, 2017, the President signed into law the Tax Act. The new law reduces the federal corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was $422,910.

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

New York State Taxation

Sunnyside Bancorp and Sunnyside Federal report their combined income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of: (i) 6.5% of “entire net income” allocable to New York State; (ii) 0.125% of the capital base; or (iii) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

In addition, the companies are subject to a Metropolitan Transportation Business Tax surcharge equal to 28% of New York franchise tax, as calculated with certain adjustments.

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

●	The statutory tax rate was reduced.

●	An alternative tax on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over six years.

●	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate was not reduced until 2016. In addition, the Company’s minimum tax increased from approximately $10,000 to $18,000 per year. Also, as a result of the New York tax law changes, the Company recorded a valuation allowance on its entire New York deferred tax asset in the amount of $222,000. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.2 million at December 31, 2017.

ITEM 3.	Legal Proceedings

At December 31, 2017, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of March 21, 2018 was 83. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2017 and 2016:

2017	High Sale	Low Sale
Quarter ended December 31	$17.00	$15.50
Quarter ended September 30	$15.50	$13.60
Quarter ended June 30	$14.10	$13.20
Quarter ended March 31	$14.20	$12.76

2016	High Sale	Low Sale
Quarter ended December 31	$13.40	$12.27
Quarter ended September 30	$12.78	$12.40
Quarter ended June 30	$12.90	$11.50
Quarter ended March 31	$12.25	$11.50

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016 and our results of operations for the years ended December 31, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial and multi-family real estate loans, and, to a much more limited extent, student loans, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2017, $22.3 million or 45.6% of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans; $14.6 million or 29.9% was comprised of commercial and multi-family real estate loans and $10.2 million or 20.7% was comprised of student loans.

As a result of our conservative underwriting and credit monitoring processes, we had $642,000 in non-performing assets at December 31, 2017 and $630,000 at December 31, 2016. There were $588,000 of delinquent loans at December 31, 2017 compared to $645,000 of delinquent loans at December 31, 2016.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank to fund our operations and we had $0 and $3 million in advances at December 31, 2017 and 2016, respectively.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2017, 98.2% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total assets decreased $5.3 million, or 5.9%, to $85.0 million at December 31, 2017 from $90.3 million at December 31, 2016. The decrease was primarily the result of a decrease in investment securities and cash and cash equivalents, partly offset by an increase in net loans.

Securities available for sale decreased $156,000, or 0.5%, to $29.2 million at December 31, 2017 from $29.3 million at December 31, 2016 while securities held to maturity decreased $3.3 million, or 83.4%, to $657,000 at December 31, 2017 from $4.0 million at December 31, 2016. The decrease in securities during 2017 was primarily a result of calls and selling off odd lot mortgage-backed securities.

Net loans receivable increased $753,000, or 1.6%, to $48.8 million at December 31, 2017 from $48.0 million at December 31, 2016. The increase in loans receivable during 2017 was primarily due to an increase of $4.4 million, or 76.7% increase in student loans partly offset by a $2.5 million decrease in the one-to four- family residential loan portfolio and a $1.2 million decrease in commercial real estate and multi-family loans.

Cash and cash equivalents decreased $1.7 million, or 58.0%, to $1.3 million at December 31, 2017 from $2.9 million at December 31, 2016. The decrease resulted primarily from reducing FHLB advances, funding loan growth and allowing higher yielding certificates of deposit to run-off.

Principal payments, calls and sales reduced the securities available for sale and held to maturity portfolios by $156,000, or 0.5% and $3.3 million, or 83.4%, respectively.

At December 31, 2017, our investment in bank-owned life insurance was $2.3 million, an increase of $61,000, from $2.2 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes decreased $588,000, or 46.3%, to $682,000 at December 31, 2017 from $1.3 million at December 31, 2016. The decrease resulted primarily from the reduction in Federal income tax rates from 34% to 21% due to the new tax law implemented in December 2017, as well as a reduction in unrealized losses on securities.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and an annuity contract for a former director, decreased $183,000, or 42.4%, to $248,000 at December 31, 2017 from $431,000 at December 31, 2016 primarily due to the pay-out of the aforementioned annuity and a decrease in prepaid assets and receivables.

Total deposits decreased $1.7 million, or 2.3%, to $72.6 million at December 31, 2017 from $74.3 million at December 31, 2016. The decrease was primarily due to lower certificates of deposit and savings balances partly offset by increases in money market and non-interest bearing balances. Certificates of deposits decreased $1.5 million, or 5.8% primarily due to the Company allowing higher rate deposits to run-off. Savings deposits decreased $1.1 million, or 3.8%. Money market balances increased $468,000 or 15.9%, while non-interest bearing checking increased $574,000 or 13.5%.

We had $0 in Federal Home Loan Bank advances outstanding at December 31, 2017 and $3.0 million at December 31, 2016. At December 31, 2017, we had the ability to borrow approximately $25.7 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2017, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased $44,000, or 0.4%, to $11.3 million at December 31, 2017 compared to $11.2 million at December 31, 2016 primarily due to decreases in unrealized losses in our investment portfolio and our pension obligation both included in accumulated other comprehensive loss offset by our net loss for 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General.

For the year ended December 31, 2017, pre-tax income increased $124,000 to $85,000 compared to a pre-tax loss of $39,000 in 2016. Net interest income increased $27,000 while non-interest expenses decreased $208,000, partly offset by a decrease of $75,000 in non-interest income and a $37,000 increase in the provision for loan losses.

On December 22, 2017, the President signed into law the Tax Act. The new law reduces the federal corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was $422,910. As a result, we had a net loss of $327,000 for 2017. In 2016, we were negatively impacted by a change in the New York State tax law which resulted in the Company recording a valuation allowance of $172,000 and reporting a net loss of $117,000 for the year ended December 31, 2016.

Our current business strategy includes increasing the Bank’s asset size, diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

Our ability to achieve profitability depends upon a number of factors, including general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, and changes in accounting policies. If we fail to generate additional revenue or reduce our expenses, we may continue to incur losses in 2018 and in future years and we may never generate net income. Over time, continued net losses and negative cash flow could drain our capital and endanger the safety and soundness of the Bank.

Net Interest Income. Net interest income increased $27,000, or 1.1%, to $2.5 million for the year ended December 31, 2017 from $2.5 million for the year ended December 31, 2016. The increase in net interest income was due to an $89,000 or 26.8% decrease in interest expense offset by a $62,000 or 2.2% decrease in interest income.

Interest income on loans increased $66,000, or 3.1%, primarily due to increases in the rate and balances on loans. Interest income on investment securities and mortgage-backed securities decreased $116,000 or 63.3% and $26,000 or 4.9%, respectively, primarily due to a decrease in average balances. Interest income on federal funds sold and other interest-earning assets increased $14,000, or 87.9% mainly due to higher dividends received. The average yield on our loans increased 8 basis points, and the average yield on our mortgage-backed securities increased 13 basis points while the average yield on investment securities decreased 116 basis points during 2017. Our net interest rate spread increased 25 basis points to 3.14% for the year ended December 31, 2017 from 2.89% for the year ended December 31, 2016, and our net interest margin increased 26 basis points to 3.19% for 2017 from 2.93% for 2016.

Interest and Dividend Income. Interest and dividend income decreased $62,000 to $2.8 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016. Loan interest income increased $66,000 or 3.1%, interest on investment securities and mortgage backed securities decreased $142,000 or 20.0% and interest on federal funds sold and other earning assets increased $14,000 or 87.9% compared to 2016.

Interest income on loans increased $66,000, or 3.1%, to $2.2 million for the year ended December 31, 2017 from $2.1 million for the year ended December 31, 2016. The increase resulted primarily from an increase in average loan balances of $604,000 in 2017 to $48.7 million from $48.1 million in 2016 and an 8 basis point increase in the yield to 4.47% in 2017 from 4.39% for 2016.

Interest income on mortgage-backed securities decreased $26,000 to $503,000 primarily due to a decrease in the average balance of $3.3 million partly offset by a 13 basis point increase in yield from 1.77% in 2016 to 1.90% in 2017. Interest and dividend income of federal funds sold and other earning assets increased $14,000 to $31,000 mainly due to a 484 basis point increase in yield from 1.27% in 2016 to 6.11% in 2017. These increases were partly offset by a $116,000 decrease in interest income from investment securities primarily due to a $2.5 million decrease in average balances for the year ended December 31, 2017.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $89,000 to $243,000 for the year ended December 31, 2017 from $333,000 for the year ended December 31, 2016. The cost of interest-bearing deposits and borrowings decreased 8 basis points to 0.35% for 2017 compared to 0.43% for 2016, reflecting a change in the mix of deposits and borrowings as well as our decision to let higher rate certificates of deposit to run-off.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $40,000 for the year ended December 31, 2017 compared to $4,000 for the year ended December 31, 2016. The increase was mainly due to higher provisions for the residential and student loan portfolios in 2017 compared to 2016. The allowance for loan losses was $507,000 at December 31, 2017 compared to $467,000 at December 31, 2016. We had $642,000 in non-performing loans at December 31, 2017 and $630,000 at December 31, 2016. During the years ended December 31, 2017 and 2016 we had no loan charge-offs or recoveries.

Noninterest Income. Noninterest income decreased $75,000, or 22.3% to $260,000 for the year ended December 31, 2017 from $335,000 for the year ended December 31, 2016. The decrease was primarily due to a $92,000 decrease in gains on the sale of securities in 2017 partly offset by a $21,000 increase in gains on the sale of loans.

Noninterest Expense. Noninterest expense decreased $208,000, or 7.2%, to $2.7 million for the year ended December 31, 2017 from $2.9 million for the year ended December 31, 2016. Compensation and benefits decreased $62,000, or 4.2%, to $1.4 million for 2017 from $1.5 million for 2016, primarily due to lower health care and defined benefit plan expenses partly offset by higher ESOP expenses. Occupancy and equipment expense decreased $60,000, or 16.9%, primarily due to lower repairs, taxes and depreciation. Data processing fees increased $12,000, or 4.3%, primarily due to higher costs related to the Bank’s core processing. Professional fees decreased $25,000, or 5.9%, primarily due to lower legal fees. Other expense decreased $49,000, or 19.2%, primarily due to costs related to the development of the bank’s SBA program incurred in 2016, not in 2017, as well as lower stationery, printing and supplies expense and a reduction in insurance premiums. FDIC insurance premiums decreased $22,000 or 47.4%. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile.

Income Tax Expense. We recorded income tax expense of $412,000 for the year ended December 31, 2017 based on income before taxes of $85,000 and deferred tax expense of $423,000 as a result of the enactment of the “Tax Cuts and Jobs Act of 2017” which lowered the corporate income tax rate for the Company from 34% to 21%. In 2016, we recorded an income tax expense of $78,000 mainly due to the recording of a valuation allowance on the New York State deferred tax asset which arose as a result of a change in the New York State tax law.

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

	For the Years Ended December 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$48,677	$2,175	4.47%	$48,073	$2,109	4.39%
Investment securities	3,822	67	1.75%	6,322	184	2.91%
Mortgage-backed securities	26,509	503	1.90%	29,831	529	1.77%
Fed funds sold and other interest-earning assets	507	31	6.11%	1,257	16	1.27%
Total interest-earning assets	79,515	2,776	3.49%	85,483	2,838	3.32%
Non-interest-earning assets	8,448			9,011
Total assets	$87,963			$94,494

Interest-bearing liabilities:
Transaction accounts	$11,556	6	0.05%	$12,095	6	0.05%
Regular savings	29,380	33	0.11%	29,882	34	0.11%
Money market	3,184	3	0.09%	2,989	3	0.10%
Certificates of deposit	24,735	186	0.75%	28,068	268	0.95%
Advances from FHLB of N.Y.	1,550	16	1.00%	3,585	22	0.61%

Total interest-bearing liabilities	70,405	244	0.35%	76,619	333	0.43%
Noninterest-bearing liabilities	5,946			5,778
Total liabilities	76,351			82,397
Equity	11,612			12,097
Total liabilities and equity	$87,963			$94,494

Net interest income		$2,532			$2,505
Interest rate spread (1)			3.14%			2.89%
Net interest-earning assets (2)	$9,110			$8,864
Net interest margin (3)		3.19%			2.93%
Average interest-earning assets to average interest-bearing liabilities	112.94%			111.57%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans	$27	$39	$66
Investment securities	(59)	(58)	(117)
Mortgage-backed securities	(63)	37	(26)
Fed funds sold and other interest-earning assets	(15)	30	15
Total interest income	(110)	48	(62)

Interest-bearing liabilities:
NOW accounts	0	0	0
Regular savings	(1)	0	(1)
Money market	0	0	0
Certificates of deposit	(30)	(52)	(82)
Other borrowings	(16)	10	(6)

Total interest expense	(47)	(42)	(89)
Increase(decrease) in net interest income	$(63)	$90	$27

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2017 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(In thousands)
+400	$1,934	(19.23)%
+300	$2,128	(11.16)%
+200	$2,279	(4.84)%
+100	$2,375	(0.82)%
Level	$2,395	—
-100	$2,343	(2.18)%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2017, we had the capacity to borrow approximately $25.7 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2017, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2017 and 2016, we had $0 and $3.0 million in outstanding advances from the Federal Home Loan Bank of New York.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2017, loan originations and purchases totaled $4.4 million and $7.1 million, respectively, compared to originations and purchases of $7.2 million and $3.2 million, respectively, for the year ended December 31, 2016. Purchases of investment and mortgage-backed securities totaled $12.6 million for the year ended December 31, 2017 and $23.5 million for the year ended December 31, 2016.

Total deposits decreased $1.7 million during the year ended December 31, 2017, while total deposits decreased $3.8 million during the year ended December 31, 2016. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2017, certificates of deposit scheduled to mature within one year totaled $17.4 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2017 and 2016, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2017 under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2017. Our Tier 1 and total risked-based capital was $11.7 million and $12.3 million, respectively, or 24.8% and 25.9% of total risk weighted assets at December 31, 2017. At December 31, 2016, our Tier 1 and total risked-based capital was $11.7 million and $12.1 million, respectively, or 25.8% and 26.9% of risk weighted assets.

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 34 percent and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $242,060, reflected in the Consolidated Statements of Stockholders’ Equity.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2019 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan and lease losses - will have an offsetting impact on retained earnings.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business’s payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 is not expected to have a material effect on the Company’s consolidated financial statements.

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the directors and officers will be included in Sunnyside’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held on June 13, 2018 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

The Company has adopted a Code of Ethics (“Code”) that applies to the Company’s principal executive officer, principal financial officer and all other employees and directors. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Sunnyside Bancorp, Inc., 56 Main Street, Irvington, New York 10533, Attention: Corporate Secretary.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2017 and 2016;

(C)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016;

(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017 and 2016;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Sunnyside Bancorp*

3.2	Bylaws of Sunnyside Bancorp*

4	Form of Common Stock Certificate of Sunnyside Bancorp*

10.1	Form of Employment Agreement with Timothy D. Sullivan**

10.2	Form of Employment Agreement with Gerardina Mirtuono***

10.3	Form of Employee Stock Ownership Plan*

10.4	Form of Employment Agreement with Edward Lipkus****

10.5	Sunnyside Bancorp 2014 Equity Incentive Plan*****

10.6	Amendment to Employment Agreement with Timoth D. Sullivan ******

10.7	Amendment to Employment Agreement with Gerardina Mirtuono******

10.8	Amendment to Employment Agreement with Edward Lipkus******

21	Subsidiaries

23	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements for the year ended December 31, 2017, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

**	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed on June 22, 2015.

***	Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2014.

****	Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015.

*****	Incorporated by reference to the Company’s proxy statement filed on August 11, 2014.

******	Incorporated by reference to the Current Report on Form 8-K filed on March 23, 2018.

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

SUNNYSIDE BANCORP

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. Fontanella Associates LLC is a public accounting firm registered with the PCAOB and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. My audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. I believe that my audits provide a reasonable basis for my opinion.

Alfred Fontanella
Fontanella Associates LLC

Fontanella Associates LLC has served as the Company’s auditor since 2016. The engagement partner and audit manager have served on the audit team since 2009 originally under the firm name of Fontanella & Babitts, Certified Public Accountants.

March 27, 2018

142 Totowa Road, Suite 105 ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2017	2016
Assets

Cash and cash equivalents	$1,229,036	$2,923,442
Securities held to maturity, net; approximate fair value of $672,000 (2017) and $4,011,000 (2016)	656,838	3,954,549
Securities available for sale	29,175,525	29,331,278
Loans receivable, net	48,798,072	48,045,062
Premises and equipment, net	1,229,457	1,335,654
Federal Home Loan Bank of New York and other stock, at cost	166,800	335,020
Accrued interest receivable	490,239	443,062
Cash surrender value of life insurance	2,258,324	2,197,348
Deferred income taxes	682,438	1,270,575
Other assets	248,268	431,156

Total assets	$84,934,997	$90,267,146

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$72,558,814	$74,287,596
Advances from Federal Home Loan Bank of New York	-	3,000,000
Advances from borrowers for taxes and insurance	482,024	684,468
Other liabilities	618,646	1,063,489

Total liabilities	73,659,484	79,035,553

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,030,530	6,998,363
Unallocated common stock held by the Employee Stock Ownership Plan	(444,394)	(466,606)
Retained earnings	6,152,648	6,237,637
Accumulated other comprehensive (loss)	(1,471,206)	(1,545,736)

Total stockholders’ equity	11,275,513	11,231,593

Total liabilities and stockholders’ equity	$84,934,997	$90,267,146

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Interest and dividend income:
Loans	$2,174,922	$2,109,169
Investment securities	67,363	183,531
Mortgage-backed securities	502,741	528,715
Federal funds sold and other earning assets	30,636	16,301

Total interest and dividend income	2,775,662	2,837,716

Interest expense:
Deposits	228,021	311,267
Borrowings	15,465	21,564

Total interest expense	243,486	332,831

Net interest income	2,532,176	2,504,885

Provision for loan losses	40,342	3,650

Net interest income after provision for loan losses	2,491,834	2,501,235

Non-interest income:
Fees and service charges	104,620	111,128
Net gain on sale of securities	34,373	126,398
Net gain on sale of loans	60,157	39,584
Income on bank owned life insurance	60,976	57,691

Total non-interest income	260,126	334,801

Non-interest expense:
Compensation and benefits	1,399,958	1,462,052
Occupancy and equipment, net	295,567	355,711
Data processing service fees	294,157	281,901
Professional fees	397,867	422,887
Federal deposit insurance premiums	24,586	46,783
Advertising and promotion	50,433	52,438
Other	204,677	253,195

Total non-interest expense	2,667,245	2,874,967

Income (loss) before income taxes	84,715	(38,931)

Income tax	411,764	78,488

Net (loss)	$(327,049)	$(117,419)

Basic and diluted loss per share	$(0.44)	$(0.16)
Weighted average shares outstanding
basic and diluted	748,046	745,823

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016

Net (loss)	$(327,049)	$(117,419)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net gain (loss) arising during the period	71,191	(55,177)
Amortization of loss included in net periodic plan cost	51,878	95,564

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	356,669	(412,768)
Reclassification adjustment for gains included in operations	-	(121,891)

Other comprehensive income (loss), before tax	479,738	(494,272)

Income tax expense (benefit) related to items of other comprehensive income	163,148	(62,806)
Other comprehensive income (loss), net of tax	316,590	(431,466)
Comprehensive income (loss)	$(10,459)	$(548,885)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

			Unallocated
		Additional	Common Stock		Accumulated Other
	Common Stock	Paid-in Capital	Held by ESOP	Retained Earnings	Comprehensive Income (Loss)	Total Equity

Balance at December 31, 2015	$7,935	$7,093,621	$(488,818)	$6,355,056	$(1,114,270)	$11,853,524

Net Loss	-	-	-	(117,419)	-	(117,419)

ESOP shares allocated or committed to be released	-	5,017	22,212	-	-	27,229

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for restricted stock awards	-	(122,325)	-	-	-	(122,325)

Other comprehensive income, net of tax	-	-	-	-	(431,466)	(431,466)

Balance at December 31, 2016	7,935	6,998,363	(466,606)	6,237,637	(1,545,736)	11,231,593

Net Loss	-	-	-	(327,049)	-	(327,049)

ESOP shares allocated or committed to be released	-	10,117	30,723	-	-	40,840

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for ESOP	-	-	(8,511)	-	-	(8,511)

Reclassification adjustment for the income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income (loss)	-	-	-	242,060	(242,060)	-

Other comprehensive income, net of tax	-	-	-	-	316,590	316,590

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(327,049)	$(117,419)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation expense	135,919	145,204
Amortization of premiums and accretion of discounts, net	239,324	266,145
Amortization of deferred loan fees and costs, net	67,626	5,579
Provision for loan losses	40,342	3,650
Net gain on sales of securities	(34,373)	(126,398)
Net gain on sales of loans	(60,157)	(39,584)
Increase in accrued interest receivable	(47,177)	(110,588)
Increase in cash surrender value of life insurance	(60,976)	(57,691)
Deferred income taxes	424,989	23,927
Net decrease (increase) in other assets	182,888	(108,598)
Net (decrease) increase in other liabilities	(321,774)	94,327
Amortization of stock compensation plans	62,890	49,279
Net cash provided by operating activities	302,472	27,833

Cash flows from investing activities:
Purchases of securities available for sale	(12,619,769)	(23,475,710)
Repayments and maturities of securities held to maturity	239,520	364,058
Repayments and maturities of securities available for sale	12,894,208	5,512,414
Proceeds from sales/calls of securities held to maturity	3,091,223	421,569
Proceeds from sales/calls of securities available for sale	-	18,704,011
(Purchase) redemption of Federal Home Loan Bank and other stock	168,220	(130,900)
Loans purchased	(7,126,027)	(3,297,749)
Proceeds from sales of loans	942,866	1,461,175
Loan originations, net of principal repayments	5,382,340	914,165
Purchases of bank premises and equipment	(29,722)	(15,419)
Net cash provided by investing activities	2,942,859	457,614

Cash flows from financing activities:
Net decrease in deposits	(1,728,782)	(3,822,163)
Net (decrease) increase in short term borrowings	(3,000,000)	3,000,000
Net (decrease) increase in advances from borrowers for taxes and insurance	(202,444)	55,823
Purchase of stock for restricted stock awards	(8,511)	(122,325)
Net cash used in financing activities	(4,939,737)	(888,665)

Net decrease in cash and cash equivalents	(1,694,406)	(403,218)

Cash and cash equivalents at beginning of year	2,923,442	3,326,660

Cash and cash equivalents at end of year	$1,229,036	$2,923,442
Supplemental Information:

Cash paid for:
Interest	$244,646	$352,236
Income taxes, net	$12,000	$19,728

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2017 and 2016, the Company had no securities classified as trading.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2017 and 2016. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The amount of interest and penalties for the years ended December 31, 2017 and 2016 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2013.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of December 31, 2017, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This update was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). ASU 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 34 percent and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The changes are required to be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted ASU 2018-02, which resulted in the reclassification from accumulated other comprehensive income to retained earnings totaling $242,060, reflected in the Consolidated Statements of Stockholders’ Equity.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2019 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its Consolidated Financial Statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan and lease losses - will have an offsetting impact on retained earnings.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objectives of the ASU are to simplify accounting for the tax consequences of a stock payment and amend the manner in which excess tax benefits and a business’s payments to satisfy the tax obligation for recipients of the shares should be classified. The amendments: (i) allow companies to estimate the number of stock awards they expect to vest, and (ii) revise the withholding requirements for classifying stock awards as equity. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 is not expected to have a material effect on the Company’s consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain amounts for the year ended December 31, 2016 have been reclassified to conform to the current year’s presentation.

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

3. SECURITIES

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,011	$11,595	$1,036	$559,570
Mortgage-backed securities	107,827	4,390	-	112,217

	$656,838	$15,985	$1,036	$671,787

Securities available for sale:
U.S. government and agency obligations	$2,999,229	$75	$21,508	2,977,796
Mortgage-backed securities	26,592,303	-	394,574	26,197,729

	$29,591,532	$75	$416,082	$29,175,525

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
U.S. government and agency obligations	$2,000,000	$11,698	$-	$2,011,698
State, county, and municipal obligations	550,234	-	8,225	542,009
Mortgage-backed securities	1,404,315	52,999	-	1,457,314

	$3,954,549	$64,697	$8,225	$4,011,021

Securities available for sale:
U.S. government and agency obligations	$3,198,932	$-	$6,818	$3,192,114
Mortgage-backed securities	26,905,021	5,575	771,432	26,139,164

	$30,103,953	$5,575	$778,250	$29,331,278

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $316,000, $14.5 million, $9.3 million, and $2.6 million, respectively, at December 31, 2017 ($1.7 million, $16.8 million, $6.7 million, and $3.1 million, respectively, at December 31, 2016).

Proceeds from the sale/call of securities available for sale amounted to $0 and $18,704,000 for the years ended December 31, 2017 and December 31, 2016, respectively. Net gains of $0 and $122,000 were recognized on these sales/calls for the years ended December 31, 2017 and 2016, respectively.

Proceeds from the sale/calls of securities held to maturity amounted to $3.1 million and $422,000 for the years ended December 31, 2017 and 2016, respectively. Net gains of $34,000 and $4,500 were recognized on these sales, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at December 31, 2017 and 2016, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

3. SECURITIES (Cont’d)

	December 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	202,658	201,622	3,324,388	3,297,519
After five to ten years	-	-	3,427,174	3,371,664
After ten years	454,180	470,165	22,839,970	22,506,342

	$656,838	$671,787	$29,591,532	$29,175,525

	December 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,199,549	$2,199,424
After one to five years	204,107	201,678	999,383	992,690
After five to ten years	-	-	2,905,702	2,836,866
After ten years	3,750,442	3,809,343	23,999,319	23,302,298

	$3,954,549	$4,011,021	$30,103,953	$29,331,278

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2017 and 2016, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$1,488,655	$11,107	$989,189	$10,401
Mortgage-backed securities	7,791,601	58,819	18,406,128	335,755

	9,280,256	69,926	19,395,317	346,156
Securities held to maturity:
State, county, and municipal obligations	202,658	1,036	-	-

	$9,482,914	$70,962	$19,395,317	$346,156

3. SECURITIES (Cont’d)

	December 31, 2016
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,192,114	$6,818	$-	$-
Mortgage-backed securities	22,915,969	669,270	2,354,733	102,162

	26,108,083	676,088	2,354,733	102,162
Securities held to maturity:
State, county, and municipal obligations	542,009	8,225	-	-

	$26,650,092	$684,313	$2,354,733	$102,162

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2017, a total of 40 securities were in an unrealized loss position (34 at December 31, 2016). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017 and December 31, 2016 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $6.4 million at December 31, 2017 have been pledged to secure advances from the Federal Home Loan Bank of New York.

4. LOANS RECEIVABLE, NET

	December 31,
	2017	2016
Mortgage loans:
Residential 1-4 family	$22,328,431	$24,808,914
Commercial and multi-family	14,635,915	15,790,917
Home equity lines of credit	433,193	524,414

	37,397,539	41,124,245

Other loans:
Secured by savings accounts	7,158	11,390
Student	10,150,844	5,743,338
Commercial	1,416,661	1,493,323

	11,574,663	7,248,051

Total loans	48,972,202	48,372,296

Less:
Deferred loan fees (costs and premiums), net	(333,105)	(139,659)
Allowance for loan losses	507,235	466,893

	174,130	327,234

	$48,798,072	$48,045,062

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $151,000 and $160,000 at December 31, 2017 and 2016, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2017	2016

Balance at beginning of year	$466,893	$463,243
Provision for loan losses	40,342	3,650

Balance at end of year	$507,235	$466,893

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2017 and 2016. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

4. LOANS RECEIVABLE, NET (Cont’d)

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

4. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2017
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$21,729	$14,636	$417	$10,151	$1,424	$48,357
Special Mention	49	-	-	-	-	49
Substandard	550	-	16	-	-	566

Total	$22,328	$14,636	$433	$10,151	$1,424	$48,972

	December 31, 2016
	Mortgage Loans
		Commercial			Commercial
	Residential	and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$24,249	$15,791	$503	$5,743	$1,505	$47,791
Special Mention	-	-	-	-	-	-
Substandard	560	-	21	-	-	581

Total	$24,809	$15,791	$524	$5,743	$1,505	$48,372

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2017
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$177	$-	$336	$513	$21,815	$22,328	$-
Commercial and multi-family	-	-	-	$-	14,636	14,636	-
Home equity lines of credit	-	-	-	$-	433	433	-
Student loans	48	-	27	$75	10,076	10,151	27
Other loans	-	-	-	$-	1,424	1,424	-

	$225	$-	$363	$588	$48,384	$48,972	$27

4. LOANS RECEIVABLE, NET (Cont’d)

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

There were no impaired loans or troubled debt restructured loans at December 31, 2017 and 2016.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2017	2016
	(In thousands)
Residential 1-4 family	$599	$609
Commercial and multi-family	-	-
Home equity lines of credit	16	21
Student loans	-	-
Other loans	-	-

Total non-accrual loans	615	630

Accruing loans delinquent 90 days or more	27	-

Total non-performing loans	$642	$630

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $31,300 and $39,500 for the year ended December 31, 2017 and 2016, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $16,800 and $36,800 during the year ended December 31, 2017 and 2016, respectively.

4. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	21	(17)	(1)	34	3	-	40

Ending Balance	$318	$121	$4	$54	$10	$-	$507

	Year Ended
	December 31, 2016
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$315	$130	$3	$14	$1	$-	$463
Provision for loan losses	(18)	8	2	6	6	-	4

Ending Balance	$297	$138	$5	$20	$7	$-	$467

5. PREMISES AND EQUIPMENT, NET

	December 31,
	2017	2016

Land and land improvements	$766,939	$766,939
Building and building improvements	2,528,451	2,502,142
Furniture, fixtures and equipment	860,523	857,110

	4,155,913	4,126,191
Less accumulated depreciation	(2,926,456)	(2,790,537)

	$1,229,457	$1,335,654

Depreciation expense for the years ended, December 31, 2017 and 2016, was $135,919 and $145,204, respectively.

6. ACCRUED INTEREST RECEIVABLE

	December 31,
	2017	2016

Loans	$406,295	$337,844
Mortgage-backed securities	72,979	78,400
Investment securities	10,965	26,818

	$490,239	$443,062

7. DEPOSITS

	December 31,
	2017		2016
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$4,816,982	0.00%	$4,242,735
NOW accounts	0.05%	12,172,345	0.05%	12,354,063
Regular savings and clubs	0.10%	21,864,032	0.10%	22,190,260
Super saver	0.15%	6,168,913	0.15%	6,957,107
Money market	0.10%	3,413,996	0.10%	2,946,249

		48,436,268		48,690,414

Certificates of deposit	0.85%	24,122,546	0.83%	25,597,182

	0.34%	$72,558,814	0.34%	$74,287,596

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2017	2016
	(In thousands)

One year or less	$17,403	$15,988
Over one to three years	5,361	8,333
Over three years	1,359	1,276

	$24,123	$25,597

Certificates of deposit with balances of $100,000 or more totaled $9.3 million and $9.0 million at December 31, 2017 and 2016, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

7. DEPOSITS (Cont’d)

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2017	2016

NOW	$5,764	$6,488
Savings and clubs	32,784	33,343
Money market	3,177	2,985
Certificates of deposit	186,295	268,451

	$228,021	$311,267

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the Federal Home Loan Bank of New York totaled $0 and $3,000,000 as of December 31, 2017 and 2016, respectively. The advance at December 31, 2016 carried an interest rate of 0.81% and matured on January 31, 2017.

At December 31, 2017, the Company had a borrowing capacity at the FHLB of $25.7 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at December 31, 2017.

See Note 3 to the consolidated financial statements regarding securities pledged as collateral for such advances.

9. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2017	2016

Current tax expense (benefit):
Federal	$-	$-
State	18,000	19,395

	18,000	19,395

Deferred tax expense (benefit):
Federal	436,980	(40,111)
State	(76,638)	(14,032)

	360,342	(54,143)

State valuation allowance, net	33,422	113,236

	$411,764	$78,488

9. INCOME TAXES (Cont’d)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 34% to the actual income tax expense (benefit):

	Year Ended
	December 31,
	2017	2016

Federal income tax expense (benefit)	$28,803	$(13,237)
Impact of Tax Reform	422,910	-
State income tax expense (benefit)	(15,974)	3,540
Income from life insurance	(20,732)	(19,615)
Tax-exempt interest	(4,737)	(6,107)
Other	(31,928)	671
State valuation allowance, net	33,422	113,236

Actual income tax (benefit)	$411,764	$78,488

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016

Deferred tax assets:
Depreciation	$102,918	$120,917
Benefit plan liabilities	88,510	184,596
Allowance for loan losses	126,770	165,192
Charitable contribution carryover	3,362	4,113
Net operating loss carryover	595,124	722,316
Unfunded pension liability	303,719	533,578
Unrealized loss on securities available for sale	87,361	262,710

	1,307,764	1,993,422

Valuation allowance	(222,208)	(171,569)

Total deferred tax assets	1,085,556	1,821,853

Deferred tax liabilities:
Discounts on investments	299	1,069
Prepaid benefit plans	393,200	533,584
Net deferred loan costs/fees	9,476	15,533
Other	143	1,092

Total deferred tax liabilities	403,118	551,278

Net deferred tax assets	$682,438	$1,270,575

9. INCOME TAXES (Cont’d)

At December 31, 2017, the Company had a federal net operating loss carryover of $1,672,000 and a New York state net operating loss carryover of $2,828,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of New York State tax law changes, a valuation allowance of $222,000 has been established on the entire New York State portion of the net deferred tax asset. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

On December 22, 2017, the President signed into law the Tax Act. The new law reduces the federal corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was $422,910.

The Association qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Association, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2017 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

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

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2017	2016

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,529,326	$2,527,286
Interest cost	105,571	105,479
Actuarial loss	49,487	79,868
Benefits paid	(187,503)	(183,307)

Projected benefit obligation at end of year	2,496,881	2,529,326

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,211,641	2,205,668
Actual return on plan assets	286,545	189,280
Employer contributions	32,906	-
Benefits paid	(187,503)	(183,307)

Fair value of plan assets at end of year	2,343,589	2,211,641

Funded status of plan included in other liabilitites	$(153,292)	$(317,685)

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

As of December 31, 2017 and 2016, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,446,279 and $1,569,348, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 is $48,406.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2017	2016

Discount rate	4.50%	4.50%
Salary increase rate	N/A	N/A

The components of net periodic plan cost is as follows:

	Year Ended
	December 31,
	2017	2016

Components of net periodic plan cost (credit):
Interest cost	$105,571	$105,479
Expected return on assets	(165,866)	(164,589)
Amortization of unrecognized loss	51,878	95,564

Net periodic plan cost (credit) included in compensation and benefits expense	(8,417)	36,454

Changes in benefit obligation recognized in other comprehensive (income) loss:
Net loss (gain)	(71,191)	55,177
Amortization of loss	(51,878)	(95,564)

Benefit obligation recognized in other comprehensive (income) loss	(123,069)	(40,387)

Total recognized in net periodic plan cost and other comprehensive (income) loss	$(131,486)	$(3,933)

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2017	2016

Discount rate	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
Amortization period	25.38	9.75

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

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

Allowable investments include common stocks, preferred stocks, fixed income securities, depository receipts, money market funds, real estate investment trusts, and publicly traded limited partnerships with the following limitations:

●	The account will be a balanced account, with a target of 60% equity securities and 40% fixed income securities ratio which may vary based on the portfolio manager’s discretion.

●	The account will generally not invest more than 20% of its net assets in cash and cash equivalents.

●	The account will invest, under normal circumstances, between 20% to 60% of its net assets in fixed income securities.

●	The account will invest, under normal circumstances, between 30% to 80% of its net assets in equity securities. The equities will be mostly of a large capitalization nature.

●	The account will generally hold between 50 to 90 equity securities.

●	The maximum equity position size will be limited to 5% of net assets at the time of purchase.

●	For equities, each significant economic sector will be considered for the investment.

●	The account may invest up to 15% of its net assets in companies incorporated outside of the United States, at the time of purchase.

●	The account will not sell securities short. Any short transactions in futures, swaps, structured products, and call options will apply to this limit.

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

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2018	184,894
2019	192,647
2020	189,240
2021	183,653
2022	177,790
Years 2023-2027	840,058

$1,768,282

The Company expects to contribute cash of $34,000 to the plan in 2018.

The fair values of the Association’s pension plan assets at December 31, 2017, by asset category (see note 14 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$172,614	$172,614	$-	$-
Corporate bonds (a)	540,212	-	540,212	-
Equity securities (b)	1,630,763	1,630,763	-	-

Total	$2,343,589	$1,803,377	$540,212	$-

(a)   Includes eight corporate bonds due within ten years rated BBB+ or better by the S&P.

(b)   Includes 56 companies spread over various market sectors.

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

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

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $22,000 for each of the years ended December 31, 2017 and 2016, respectively.

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 185 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $41,000 and $27,000 for the years ended December 31, 2017 and 2016, respectively.

10. BENEFIT PLANS (Cont’d)

Employee Stock Ownership Plan (Cont’d)

The ESOP shares were as follows:

	December 31,
	2017	2016

Allocated shares	8,842	6,663
Shares committed to be released	2,092	2,223
Unearned shares	44,611	46,659

Total ESOP shares	55,545	55,545

Fair value of unearned shares	$758,387	$620,565

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. Plan expense was approximately $22,000 for each of the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and December 31, 2016, 2,100 shares of restricted stock vested each year. Expected future expense relating to these non-vested restricted shares at December 31, 2017 is $55,125 over a weighted average period of 2.5 years. There were no stock options outstanding as of December 31, 2017.

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2017 and 2016, recorded obligations of $262,044 and $401,466, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,258,324 and $2,197,348 at December 31, 2017 and 2016, respectively. Total expense under these plans was approximately $2,800 and $4,700 for the years ended December 31, 2017 and 2016, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2017	2016

Unrealized net loss on pension plan	$(1,446,279)	$(1,569,348)
Unrealized loss on securities available for sale	(416,007)	(772,676)

Accumulated other comprehensive loss before taxes	(1,862,286)	(2,342,024)

Tax effect	391,080	796,288

Accumulated other comprehensive loss	$(1,471,206)	$(1,545,736)

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

The Company had loan origination commitments of $429,000 and $1.6 million at December 31, 2017 and 2016, respectively. The commitments at December 31, 2017, were at a fixed rate of 5.75%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $228,000 and $1.0 million at December 31, 2017 and 2016, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

At December 31, 2017 and 2016, the Company had a $2.0 million unsecured line of credit with Atlantic Community Bankers Bank which has no balance outstanding for the aforementioned periods.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2017, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

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

13. REGULATORY CAPITAL (Cont’d)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2017 and 2016 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2017 that management believes have changed the Association’s capital ratings.

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

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2017 and 2016, respectively:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

December 31, 2017

Tangible Capital	11,745	13.57%	1,298	1.500%	N/A	-
Total Risked-based Capital	12,252	25.90%	4,376	9.250%	4,731	10.00%
Common Equity Tier 1 Capital	11,745	24.82%	2,720	5.750%	3,075	6.50%
Tier 1 Risk-based Capital	11,745	24.82%	3,430	7.250%	3,785	8.00%
Tier 1 Leverage Capital	11,745	13.57%	3,463	4.000%	4,328	5.00%

December 31, 2016

Tangible Capital	11,679	12.84%	1,364	1.500%	N/A	-
Total Risked-based Capital	12,146	26.87%	3,899	8.625%	4,521	10.00%
Common Equity Tier 1 Capital	11,679	25.84%	2,317	5.125%	2,938	6.50%
Tier 1 Risk-based Capital	11,679	25.84%	2,995	6.625%	3,616	8.00%
Tier 1 Leverage Capital	11,679	12.84%	3,637	4.000%	4,547	5.00%

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

A. Fair Value Measurements (Cont’d)

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2017 and 2016. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2017 and 2016:

			Fair Value Measurements at December 31,
Description	Carrying Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017:
Securities available for sale	$29,175,525	$-	$29,175,525	$-

December 31, 2016:
Securities available for sale	$29,331,278	$-	$29,331,278	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016.

B. Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.

Cash and Cash Equivalents

For cash and due from banks and federal funds sold, the carrying amount approximates the fair value (Level 1).

A. Fair Value Disclosures (Cont’d)

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

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2017		2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$1,229	$1,229	$2,923	$2,923
Securities held to maturity	657	672	3,955	4,011
Securities available for sale	29,176	29,176	29,331	29,331
Loans receivable	48,798	48,909	48,045	48,488
FHLB and other stock, at cost	167	167	335	335
Accrued interest receivable	490	490	443	443

Financial liabilities:
Deposits	72,559	72,609	74,288	74,308
Advances from FHLB of N.Y.	-	-	3,000	3,001

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

Sunnyside Bancorp

Date: March 27, 2018	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer	March 27, 2018
Timothy D. Sullivan	and Director (Principal Executive Officer)

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer	March 27, 2018
Edward J. Lipkus	(Principal Financial and Accounting Officer)

/s/ Gerardina Mirtuono	Senior Vice President,	March 27, 2018
Gerardina Mirtuono	Chief Operating Officer and Director

/s/ William Boeckelman	Director	March 27, 2018
William Boeckelman

/s/ Lawrence P. Doyle	Director	March 27, 2018
Lawrence P. Doyle

/s/ Deborah J. Elliot	Director	March 27, 2018
Deborah J. Elliot

/s/ Desmond Lyons	Director	March 27, 2018
Desmond Lyons

/s/ Walter G. Montgomery	Director	March 27, 2018
Walter G. Montgomery

61