Form 10-Q
period 2018-03-31
Sunnyside Bancorp, Inc.
filed 2018-05-14
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company ” in Rule 12b-2 of the Exchange Act.

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

YES [  ] NO [X]

As of May 11, 2018, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2018	2017
Assets

Cash and cash equivalents	$1,965,092	$1,229,036
Securities held to maturity, net; approximate fair value of $662,000 (March 31, 2018) and $672,000 (December 31, 2017)	655,359	656,838
Securities available for sale	30,208,058	29,175,525
Loans receivable, net	46,182,909	48,798,072
Premises and equipment, net	1,198,491	1,229,457
Federal Home Loan Bank of New York and other stock, at cost	166,800	166,800
Accrued interest receivable	500,417	490,239
Cash surrender value of life insurance	2,273,512	2,258,324
Deferred income taxes	763,599	682,438
Other assets	206,822	248,268

Total assets	$84,121,059	$84,934,997

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$72,105,468	$72,558,814
Advances from borrowers for taxes and insurance	442,683	482,024
Other liabilities	552,488	618,646

Total liabilities	73,100,639	73,659,484

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,039,680	7,030,530
Unallocated common stock held by the Employee Stock Ownership Plan	(438,842)	(444,394)
Retained earnings	6,188,171	6,152,648
Accumulated other comprehensive (loss)	(1,776,524)	(1,471,206)

Total stockholders’ equity	11,020,420	11,275,513

Total liabilities and stockholders’ equity	$84,121,059	$84,934,997

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2018	2017

Interest and dividend income:
Loans	$531,523	$525,022
Investment securities	14,478	24,346
Mortgage-backed securities	138,785	126,817
Federal funds sold and other earning assets	4,026	11,317

Total interest and dividend income	688,812	687,502

Interest expense:
Deposits	63,504	55,746
Borrowings	-	5,433

Total interest expense	63,504	61,179

Net interest income	625,308	626,323

Provision for loan losses	-	2,685

Net interest income after provision for loan losses	625,308	623,638

Non-interest income:
Fees and service charges	27,239	26,426
Net gain on sale of loans	-	27,847
Income on bank owned life insurance	15,188	15,141

Total non-interest income	42,427	69,414

Non-Interest Expense:
Compensation and benefits	334,792	363,387
Occupancy and equipment, net	69,374	81,172
Data processing service fees	73,705	75,755
Professional fees	85,934	101,850
Federal deposit insurance premiums	6,151	6,087
Advertising and promotion	8,703	11,725
Other	43,519	43,198

Total non-interest expense	622,178	683,174

Income before income taxes	45,557	9,878

Income tax expense	10,034	160

Net income	$35,523	$9,718

Basic and diluted income per share	$0.05	$0.01
Weighted average shares outstanding, basic and diluted	749,249	747,209

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive IncomE (LOSS)

	Three Months Ended
	March 31,
	2018	2017

Net income	$35,523	$9,718

Other comprehensive income, before tax:

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	12,102	12,969
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(398,582)	340,584

Other comprehensive income (loss), before tax	(386,480)	353,553

Income tax expense (benefit) related to items of other comprehensive income (loss)	(81,162)	120,208

Other comprehensive income (loss), net of tax	(305,318)	233,345

Comprehensive income (loss)	$(269,795)	$243,063

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net income for the three months ended March 31, 2018	-	-	-	35,523	-	35,523

ESOP shares allocated or committed to be released	-	3,638	5,552	-	-	9,190

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive income (loss), net of tax	-	-	-	-	(305,318)	(305,318)

Balance at March 31, 2018	$7,935	$7,039,680	$(438,842)	$6,188,171	$(1,776,524)	$11,020,420

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$35,523	$9,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	34,219	34,024
Amortization of premiums and accretion of discounts, net	44,450	62,795
Amortization of deferred loan fees and costs, net	23,975	7,555
Net gain on sales of loans	-	(27,847)
Provision for loan losses	-	2,685
Increase in accrued interest receivable	(10,178)	(18,116)
Increase in cash surrender value of life insurance	(15,188)	(15,141)
Net decrease in other assets	41,447	61,575
Net decrease in other liabilities	(54,056)	(263,733)
Amortization of stock compensation plans	14,702	12,938
Net cash provided by (used in) operating activities	114,894	(133,547)

Cash flows from investing activities:
Purchases of securities available for sale	(2,542,164)	(5,497,761)
Repayments and maturities of securities held to maturity	1,186	61,191
Repayments and maturities of securities available for sale	1,066,892	3,477,660
Proceeds from sales/calls of securities held to maturity	-	2,000,000
Loans purchased	-	(3,077,172)
Proceeds from sales of loans	-	453,537
Loan originations, net of principal repayments	2,591,188	2,051,478
Purchases of premises and equipment	(3,253)	(1,475)
Purchase of Federal Home Loan Bank and other stock	-	(19,000)
Net cash provided by (used in) investing activities	1,113,849	(551,542)

Cash flows from financing activities:
Net decrease in deposits	(453,346)	(1,237,111)
Net decrease in advances from borrowers for taxes and insurance	(39,341)	(162,812)
Net increase in short-term borrowings	-	700,000
Net cash used in financing activities	(492,687)	(699,923)

Net increase (decrease) in cash and cash equivalents	736,056	(1,385,012)

Cash and cash equivalents at beginning of period	1,229,036	2,923,442

Cash and cash equivalents at end of period	$1,965,092	$1,538,430

Supplemental Information:

Cash paid for:
Interest	$63,431	$61,168
Income taxes	$3,958	$-

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2018 and December 31, 2017, the Company had no securities classified as held for trading.

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

Federal Home Loan Bank of New York stock

As a member of the Federal Home Loan Bank of New York (“FHLB”), Sunnyside Federal is required to acquire and hold shares of FHLB Class B stock. The holding requirement varies based on Sunnyside Federal’s activities, primarily our outstanding borrowings, with the FHLB. The investment in FHLB stock is carried at cost. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three months ended March 31, 2018 and March 31, 2017, the Company recognized approximately $5,500 in expense in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at March 31, 2018 is $50,000 over a weighted average period of 2.25 years. There were no stock options outstanding as of March 31, 2018.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of March 31, 2018 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that companies disaggregate the service cost component from other components of net benefit cost. This update calls for companies that offer postretirement benefits to present the service cost, which is the amount an employer has to set aside each quarter or fiscal year to cover the benefits, in the same line item with other current employee compensation costs. Other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on eight specific cash flow issues in order to reduce diversity in the manner in which certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities” requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 for public entities. The adoption of this guidance on January 1, 2018 did not have a material effect on the Company’s consolidated financial statements.

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendments in this ASU establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applied the five-step method outlined in the ASU to all revenue streams scoped-in by the ASU and elected the modified retrospective implementation method. Substantially all of the Company’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest source of noninterest revenue which is subject to the guidance is service charges on deposit accounts. The Company adopted ASU 2014-09 on January 1, 2018. The adoption of ASU 2014-09 did not change the timing and pattern of the Company’s revenue recognition related to scoped-in noninterest income. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. SECURITIES

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$548,705	$4,561	$1,145	$552,121
Mortgage-backed securities	106,654	2,768	-	109,422

	$655,359	$7,329	$1,145	$661,543

Securities available for sale:
U.S. government and agency obligations	$4,249,264	$42	$38,698	$4,210,608
Mortgage-backed securities	26,773,383	-	775,933	25,997,450

	$31,022,647	$42	$814,631	$30,208,058

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,011	$11,595	$1,036	$559,570
Mortgage-backed securities	107,827	4,390	-	112,217

	$656,838	$15,985	$1,036	$671,787

Securities available for sale:
U.S. government and agency obligations	$2,999,229	$75	$21,508	$2,977,796
Mortgage-backed securities	26,592,303	-	394,574	26,197,729

	$29,591,532	$75	$416,082	$29,175,525

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $200,000, $15.1 million, $9.0 million, and $2.5 million, respectively, at March 31, 2018 ($316,000, $14.5 million, $9.3 million, and $2.6 million, respectively, at December 31, 2017).

Proceeds from calls of securities held to maturity amounted to $0 and $2,000,000 for the three months ended March 31, 2018 and 2017, respectively. There were no gains recorded related to the called securities.

There were no sales or calls of securities available for sale for the three months ended March 31, 2018 and 2017, respectively.

The following is a summary of the amortized cost and fair value of securities at March 31, 2018 and December 31, 2017, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

3. SECURITIES (Cont’d)

	March 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$1,249,787	$1,249,830
After one to five years	202,295	201,150	3,776,195	3,719,991
After five to ten years	-	-	2,723,423	2,646,707
After ten years	453,064	460,393	23,273,242	22,591,530

	$655,359	$661,543	$31,022,647	$30,208,058

	December 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	202,658	201,622	3,324,388	3,297,519
After five to ten years	-	-	3,427,174	3,371,664
After ten years	454,180	470,165	22,839,970	22,506,342

	$656,838	$671,787	$29,591,532	$29,175,525

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2018 and December 31, 2017, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$201,150	$1,145	$-	$-

Securities available for sale:
U.S. government and agency obligations	985,924	13,911	1,974,855	24,787
Mortgage-backed securities	8,534,139	161,889	17,463,310	614,044

	9,520,063	175,800	19,438,165	638,831

Total	$9,721,213	$176,945	$19,438,165	$638,831

3. SECURITIES (Cont’d)

	December 31, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$202,658	$1,036	$-	$-

Securities available for sale:
U.S. government and agency obligations	1,488,655	11,107	989,189	10,401
Mortgage-backed securities	7,791,601	58,819	18,406,128	335,755

	9,280,256	69,926	19,395,317	346,156

Total	$9,482,914	$70,962	$19,395,317	$346,156

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2018, a total of 42 securities were in an unrealized loss position (40 at December 31, 2017). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2018	2017
Mortgage loans:
Residential 1-4 family	$21,717,491	$22,328,431
Commercial and multi-family	13,293,781	14,635,915
Home equity lines of credit	413,651	433,193

	35,424,923	37,397,539

Other loans:
Secured by savings accounts	6,079	7,158
Student	9,538,360	10,150,844
Commercial	1,407,015	1,416,661

	10,951,454	11,574,663

Total loans	46,376,377	48,972,202

Less:
Deferred loan fees (costs and premiums), net	(313,767)	(333,105)
Allowance for loan losses	507,235	507,235

	193,468	174,130

	$46,182,909	$48,798,072

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $149,000 and $151,000 at March 31, 2018 and December 31, 2017, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2018	2017

Balance at beginning of period	$507,235	$466,893
Provision for loan losses	-	2,685

Balance at end of period	$507,235	$469,578

4. LOANS RECEIVABLE, NET (Cont’d)

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2018 and December 31, 2017. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2018
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$21,119	$13,294	$400	$9,538	$1,413	$45,764
Special Mention	49	-	-	-	-	49
Substandard	549	-	14	-	-	563

Total	$21,717	$13,294	$414	$9,538	$1,413	$46,376

	December 31, 2017
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$21,729	$14,636	$417	$10,151	$1,424	$48,357
Special Mention	49	-	-	-	-	49
Substandard	550	-	16	-	-	566

Total	$22,328	$14,636	$433	$10,151	$1,424	$48,972

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2018
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$336	$336	$21,381	21,717	$-
Commercial real estate and multi-family	-	-	-	-	13,294	13,294	-
Home equity lines of credit	-	-	-	-	414	414	-
Student loans	51	96	49	196	9,342	9,538	49
Other loans				-	1,413	1,413	-

	$51	$96	$385	$532	$45,844	$46,376	$49

4. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2017
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$177	$-	$336	$513	$21,815	$22,328	$-
Commercial real estate and multi-family	-	-	-	-	14,636	14,636	-
Home equity lines of credit	-	-	-	-	433	433	-
Student loans	48	-	27	75	10,076	10,151	27
Other loans	-	-	-	-	1,424	1,424	-

	$225	$-	$363	$588	$48,384	$48,972	$27

There were no impaired or troubled debt restructured loans at March 31, 2018 or December 31, 2017.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2018	2017
	(In thousands)

Residential 1-4 family	$598	$599
Commercial real estate and multi-family	-	-
Home equity lines of credit	14	16
Student loans	-	-
Other loans	-	-

Total non-accrual loans	612	615

Accruing loans delinquent 90 days or more	49	27

Total non-performing loans	$661	$642

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,300 and $8,000 for the three months ended March 31, 2018 and 2017, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $3,600 and $5,700 during the three months ended March 31, 2018 and 2017, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

4. LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	March 31, 2018
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	9	(11)	-	(5)	-	7	-

Ending Balance	$327	$110	$4	$49	$10	$7	$507

	Three Months Ended
	March 31, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	(4)	(17)	(1)	22	-	3	3

Ending Balance	$293	$121	$4	$42	$7	$3	$470

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2018	2017

Unrealized net loss on pension plan	$(1,434,177)	$(1,446,279)
Unrealized gain (loss) on securities available for sale	(814,589)	(416,007)

Accumulated other comprehensive loss before taxes	(2,248,766)	(1,862,286)

Tax effect	472,242	391,080

Accumulated other comprehensive loss	$(1,776,524)	$(1,471,206)

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

6. REGULATORY CAPITAL (Cont’d)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2018 and December 31, 2017, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

March 31, 2018

Total Risked-based Capital	$12,367	26.31%	$4,641	9.875%	$4,700	10.00%
Common Equity Tier 1 Capital	11,860	25.23%	2,996	6.375%	3,055	6.50%
Tier 1 Risk-based Capital	11,860	25.23%	3,701	7.875%	3,760	8.00%
Tier 1 Leverage Capital	11,860	14.13%	3,357	4.000%	4,197	5.00%

December 31, 2017

Total Risked-based Capital	$12,252	25.90%	$4,376	9.250%	$4,731	10.00%
Common Equity Tier 1 Capital	11,745	24.82%	2,720	5.750%	3,075	6.50%
Tier 1 Risk-based Capital	11,745	24.82%	3,430	7.250%	3,785	8.00%
Tier 1 Leverage Capital	11,745	13.57%	3,463	4.000%	4,328	5.00%

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2018 and December 31, 2017. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

		Quoted Prices in Active Markets	Significant Other	Significant
	Carrying	for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2018:
Securities available for sale	$30,208,058	$-	$30,208,058	$-

December 31, 2017:
Securities available for sale	$29,175,525	$-	$29,175,525	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

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

Loans Receivable

The net loan portfolio at March 31, 2018 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2017, which are based on entrance prices. For December 31, 2017, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk (Level 3).

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$1,965	$1,965	$1,229	$1,229
Securities held to maturity	655	662	657	672
Securities available for sale	31,023	30,208	29,176	29,176
Loans receivable	46,183	45,227	48,798	48,909
FHLB and other stock, at cost	167	167	167	167
Accrued interest receivable	500	500	490	490

Financial liabilities:
Deposits	72,105	72,175	72,559	72,609

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

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as well as the unaudited financial statements and notes appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year December 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets decreased $814,000, or 1.0%, to $84.1 million at March 31, 2018 from $85.0 million at December 31, 2017. The decrease was primarily due to lower loan balances partly offset by increases in investments and cash and cash equivalents. Loan balances decreased $2.6 million while investments increased $1.0 million and cash and cash equivalents increased $736,000.

Cash and cash equivalents increased $736,000, or 59.9%, to $2.0 million at March 31, 2018 from $1.2 million at December 31, 2017, as a result of decreases in loans partly offset by an increase in investments. Securities available for sale increased $1.0 million, or 3.5%, to $30.2 million at March 31, 2018 from $29.2 million at December 31, 2017 primarily due to an increase in U.S. government and agency obligations.

Net loans receivable decreased $2.6 million, or 5.4%, to $46.2 million at March 31, 2018 from $48.8 million at December 31, 2017. The decrease in loans receivable was primarily due to decreases in the residential, commercial real estate and student loan portfolios.

At March 31, 2018, our investment in bank-owned life insurance increased $15,000 to $ 2.3 million from $2.3 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $81,000, or 11.9%, from $682,000 at December 31, 2017 to $764,000 at March 31, 2018 primarily due to the increase in net unrealized losses in the investment portfolio.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses decreased $41,000, or 16.7%, to $207,000 at March 31, 2018, compared to $248,000 at December 31, 2017.

Total deposits decreased $453,000, or 0.6%, to $72.1 million at March 31, 2018 from $72.6 million at December 31, 2017. The decrease resulted primarily from decreases in savings accounts of $1.3 million, or 4.5%, partly offset by an increase in NOW accounts of $833,000, or 6.8%.

There were no borrowings at March 31, 2018 and December 31, 2017. At March 31, 2018, we had the ability to borrow an additional $25.2 million or 30% of the Association’s assets in FHLB advances and $2 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased to $11.0 million at March 31, 2018 from $11.3 million at December 31, 2017 resulting primarily from an increase in other comprehensive loss of $305,000 due to higher unrealized losses in the investment portfolio for the first three months of 2018.

Comparison of Results of Operations for the Quarters Ended March 31, 2018 and March 31, 2017

General. We recorded net income of $36,000 for the quarter ended March 31, 2018 compared to $9,700 for the quarter ended March 31, 2017. The increase in net income was primarily due to a decrease in non-interest expense partly offset by a decrease in non-interest income.

Net Interest Income. Net interest income decreased $1,000 to $625,000 for the three months ended March 31, 2018 compared to $626,000 for the three months ended March 31, 2017. Interest expense increased $2,000, or 3.8%, and was partly offset by an increase in interest and dividend income. The average yield on our loans increased 7 basis points, the average yield on our investment securities decreased 72 basis points and the average yield on mortgage-backed securities increased 30 basis points during the quarter ended March 31, 2018 compared to the same quarter in 2017. Our net interest rate spread increased 13 basis points to 3.23% for the quarter ended March 31, 2018 from 3.10% for the quarter ended March 31, 2017 and our net interest margin increased 15 basis points to 3.28% for the 2018 quarter from 3.13% for the 2017 period. Average interest-earning assets decreased $3.7 million, or 4.6%, to $77.4 million for the quarter ended March 31, 2018 from $81.1 million for the first quarter of 2017.

Interest and Dividend Income. Interest and dividend income increased $1,000 to $689,000 for the quarter ended March 31, 2018 from $688,000 for the quarter ended March 31, 2017. The increase resulted primarily from an increase of $12,000 in interest income on mortgage-backed securities and a $7,000 increase in interest income on loans partly offset by a $10,000 decrease in interest income on investment securities and a $7,000 decrease in interest income on federal funds sold and other earning assets.

Interest income on loans increased $7,000, or 1.2%, to $532,000 for the quarter ended March 31, 2018 from $525,000 for the quarter ended March 31, 2017. The increase resulted primarily from a seven basis point increase in yield to 4.52% from 4.45%.

Interest and dividend income on investment securities decreased $10,000 primarily due to a $604,000 decrease in average balances from $4.2 million for the quarter ended March 31, 2017 to $3.6 million for the quarter ended March 31, 2018 and a decrease of 72 basis points in yield. Interest and dividend income on mortgage backed securities increased $12,000 primarily due to an increase of 30 basis points in yield partly offset by a $1.5 million decrease in average balances from $27.1 million at March 31, 2017 to $25.6 million at March 31, 2018.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $3,000, or 3.8%, to $64,000 for the quarter ended March 31, 2018 from $61,000 for the quarter ended March 31, 2017. The increase was primarily due to an increase of $8,000 in interest expense on deposits partly offset by lower interest expense on borrowings of $6,000. The cost of interest-bearing deposits at March 31, 2018 decreased five basis points to 0.38% compared to 0.33% for the quarter ended March 31, 2017. Average interest-bearing liabilities decreased $4.9 million, or 6.8% to $67.5 million for the quarter ended March 31, 2018 from $72.5 million for the quarter ended March 31, 2017. The average balance of savings deposits and interest-bearing certificates of deposit decreased $2.2 million and $750,000, respectively partly offset by an increase in average NOW account balances of $300,000 and money market balances of $486,000.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was no provision for loan losses recorded for the quarter ended March 31, 2018 and a $3,000 provision recorded for the quarter ended March 31, 2017. There were no charge offs or recoveries during the quarters ended March 31, 2018 and March 31, 2017.

Non-interest Income. Non-interest income decreased $27,000 to $42,000 for the quarter ended March 31, 2018 from $69,000 for the quarter ended March 31, 2017. The decrease was primarily due to a decrease in gains on the sale of loans.

Non-interest Expense. Non-interest expense decreased $61,000 or 8.9%, to $622,000 for the quarter ended March 31, 2018 from $683,000 for the quarter ended March 31, 2017. The decrease was primarily due to lower compensation and benefits, occupancy and equipment and professional fees.

Compensation and benefits decreased $29,000 or 7.9% primarily due to lower staffing levels in the first quarter of 2018. Occupancy and equipment decreased $12,000 or 14.5% mainly due to lower taxes, utilities and depreciation expense. Professional fees decreased $16,000 primarily due to lower legal and accounting expenses.

Income Tax Expense. We recorded income tax expense of $10,000 for the quarter ended March 31, 2018 and $160 for the quarter ended March 31, 2017. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 14, 2018	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

