Form 10-Q
period 2018-06-30
Sunnyside Bancorp, Inc.
filed 2018-08-14
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

YES [  ] NO [X]

As of August 14, 2018, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

(UNAUDITED)

	June 30, 2018	December 31, 2017
Assets

Cash and cash equivalents	$1,721,670	$1,229,036
Securities held to maturity, net; approximate fair value of $628,000 (June 30, 2018) and $672,000 (December 31, 2017)	630,851	656,838
Securities available for sale	28,597,811	29,175,525
Loans receivable, net	44,605,225	48,798,072
Premises and equipment, net	1,167,789	1,229,457
Federal Home Loan Bank of New York and other stock, at cost	229,500	166,800
Accrued interest receivable	528,452	490,239
Cash surrender value of life insurance	2,288,831	2,258,324
Deferred income taxes	785,402	682,438
Other assets	260,942	248,268

Total assets	$80,816,473	$84,934,997

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$67,401,497	$72,558,814
Federal Home Loan Bank advances	1,500,000	-
Advances from borrowers for taxes and insurance	398,945	482,024
Other liabilities	542,968	618,646

Total liabilities	69,843,410	73,659,484

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,048,525	7,030,530
Unallocated common stock held by the Employee Stock Ownership Plan	(433,289)	(444,394)
Retained earnings	6,208,434	6,152,648
Accumulated other comprehensive loss	(1,858,542)	(1,471,206)

Total stockholders’ equity	10,973,063	11,275,513

Total liabilities and stockholders’ equity	$80,816,473	$84,934,997

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of INCOME

(UNAUDITED)

	Three Months Ended
	June 30,
	2018	2017
Interest and dividend income:
Loans	490,043	$516,214
Investment securities	16,018	14,403
Mortgage-backed securities	147,306	133,033
Federal funds sold and other earning assets	3,283	5,313

Total interest and dividend income	656,650	668,963

Interest Expense:
Deposits	66,357	53,937
Borrowings	1,013	7,085

Total interest expense	67,370	61,022

Net interest income	589,280	607,941

Provision for loan losses	-	2,881

Net interest income after provision for loan losses	589,280	605,060

Non-interest income:
Fees and service charges	27,114	27,134
Net gain on sale of securities	-	34,373
Net gain on sale of loans	-	32,311
Income on bank owned life insurance	15,319	14,983

Total non-interest income	42,433	108,801

Non-interest expense:
Compensation and benefits	300,870	352,718
Occupancy and equipment, net	68,614	76,915
Data processing service fees	75,448	73,149
Professional fees	105,863	104,259
Federal deposit insurance premiums	5,241	6,285
Advertising and promotion	7,780	10,882
Other	42,942	52,169

Total non-interest expense	606,758	676,377

Income before income taxes	24,955	37,484

Income tax expense	4,692	9,397

Net income	$20,263	$28,087

Basic and diluted income per share	0.03	$0.04

Weighted average shares outstanding, basic and diluted	749,984	747,764

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of INCOME

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Interest and dividend income:
Loans	$1,021,566	$1,041,236
Investment securities	30,496	38,749
Mortgage-backed securities	286,091	259,850
Federal funds sold and other earning assets	7,309	16,630

Total interest and dividend income	1,345,462	1,356,465

Interest expense:
Deposits	129,861	109,683
Borrowings	1,013	12,518

Total interest expense	130,874	122,201

Net interest income	1,214,588	1,234,264

Provision for loan losses	-	5,566

Net interest income after provision for loan losses	1,214,588	1,228,698

Non-interest income:
Fees and service charges	54,353	53,560
Net gain on sale of securities	-	34,373
Net gain on sale of loans	-	60,158
Income on bank owned life insurance	30,507	30,124

Total non-interest income	84,860	178,215

Non-interest expense:
Compensation and benefits	635,662	716,105
Occupancy and equipment, net	137,988	158,087
Data processing service fees	149,153	148,904
Professional fees	191,797	206,109
Federal deposit insurance premiums	11,392	12,372
Advertising and promotion	16,483	22,607
Other	86,461	95,367

Total non-interest expense	1,228,936	1,359,551

Income before income taxes	70,512	47,362

Income tax expense	14,726	9,557

Net income	$55,786	$37,805

Basic and diluted income per share	$0.07	$0.05

Weighted average shares outstanding, basic and diluted	749,708	747,488

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

(UNAUDITED)

	Three Months Ended
	June 30,
	2018	2017
Net income	$20,263	$28,087

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	12,102	12,969

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(115,923)	66,728

Other comprehensive income (loss), before tax	(103,821)	79,697

Income tax expense (benefit) related to items of other comprehensive income (loss)	(21,803)	23,195

Other comprehensive income (loss), net of tax	(82,018)	56,502

Comprehensive income (loss)	$(61,755)	$84,589

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Net income	$55,786	$37,805

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	24,204	25,938

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(514,505)	407,312

Other comprehensive income (loss), before tax	(490,301)	433,250

Income tax expense (benefit) related to items of other comprehensive income (loss)	(102,965)	143,403

Other comprehensive income (loss), net of tax	(387,336)	289,847

Comprehensive income (loss)	$(331,550)	$327,652

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Unallocated Common		Accumulated
		Additional	Stock		Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net income for the six months ended June 30, 2018	-	-	-	55,786	-	55,786

ESOP shares allocated or committed to be released	-	6,970	11,105	-	-	18,075

Restricted stock awards earned	-	11,025	-	-	-	11,025

Other comprehensive income, net of tax	-	-	-	-	(387,336)	(387,336)

Balance at June 30, 2018	$7,935	$7,048,525	$(433,289)	$6,208,434	$(1,858,542)	$10,973,063

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net income	$55,786	$37,805
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	68,560	67,711
Amortization of premiums and accretion of discounts, net	86,834	117,556
Amortization of deferred loan fees and costs, net	44,438	26,275
Net gain on sales of securities	-	(34,373)
Net gain on sales of loans	-	(60,158)
Provision for loan losses	-	5,566
Increase in accrued interest receivable	(38,213)	(43,629)
Increase in cash surrender value of life insurance	(30,507)	(30,124)
Amortization of stock compensation plans	29,100	26,037
Net (increase) decrease in other assets	(12,673)	104,558
Net decrease in other liabilities	(51,474)	(281,571)

Net cash provided by (used in) operating activities	151,851	(64,347)

Cash flows from investing activities:
Purchases of securities available for sale	(3,530,153)	(10,592,764)
Repayments and maturities of securities held to maturity	25,503	237,189
Repayments and maturities of securities available for sale	3,507,012	8,135,772
Proceeds from sales/calls of securities held to maturity	-	3,091,223
Loans purchased	-	(3,077,172)
Proceeds from sales of loans	-	942,366
Loan originations, net of principal repayments	4,148,409	3,083,200
Purchases of bank premises and equipment	(6,892)	(5,312)
(Purchase) redemption of FHLB stock	(62,700)	59,100

Net cash provided by investing activities	4,081,179	1,873,602

Cash flows from financing activities:
Net decrease in deposits	(5,157,317)	(1,199,224)
Net decrease in advances from borrowers for taxes and insurance	(83,079)	(213,975)
Net increase (decrease) in short term borrowings	1,500,000	(1,000,000)

Net cash used in financing activities	(3,740,396)	(2,413,199)

Net increase (decrease) in cash and cash equivalents	492,634	(603,944)

Cash and cash equivalents at beginning of period	1,229,036	2,923,442

Cash and cash equivalents at end of period	$1,721,670	$2,319,498

Supplemental Information:

Cash paid for:
Interest	$130,677	$121,720
Income taxes (refunds received), net	$15,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

(UNAUDITED)

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2018 and December 31, 2017, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended June 30, 2018 and 2017 and $11,000 in expense for the six month periods ended June 30, 2018 and 2017 in regard to those restricted stock awards. Expected future expense relating to the non-vested restricted shares at June 30, 2018 is $44,000 over a weighted average period of 2 years. There were no stock options outstanding as of June 30, 2018.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. This update provides guidance about changes to terms or conditions of a share-based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award. The update is to be applied prospectively for awards modified on or after the adoption date. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2018 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

2. MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT (Cont’d)

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

3. SECURITIES

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held to maturity:
State, county, and municipal obligations	$548,399	$-	$4,350	$544,049
Mortgage-backed securities	82,452	1,263	-	83,715

	$630,851	$1,263	$4,350	$627,764

Securities available for sale:
U.S. government and agency obligations	$2,999,612	$-	$42,763	$2,956,849
Mortgage-backed securities	26,528,711	181	887,930	25,640,962

	$29,528,323	$181	$930,693	$28,597,811

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held to maturity:
U.S. government and agency obligations			$-	$-
State, county, and municipal obligations	549,011	11,595	1,036	559,570
Mortgage-backed securities	107,827	4,390	-	112,217

	$656,838	$15,985	$1,036	$671,787

Securities available for sale:
U.S. government and agency obligations	$2,999,229	$75	$21,508	$2,977,796
Mortgage-backed securities	26,592,303	-	394,574	26,197,729

	$29,591,532	$75	$416,082	$29,175,525

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $270,000, $16.4 million, $8.6 million, and $2.4 million, respectively, at June 30, 2018 ($316,000, $14.5 million, $9.3 million, and $2.6 million, respectively, at December 31, 2017).

3. SECURITIES (Cont’d)

Proceeds from the sales and calls of securities held to maturity amounted to $0 and $1,091,000 for the three months ended June 30, 2018 and 2017, respectively. Net gains of $0 and $34,000 were recognized on the sales during the three months ended June 30, 2018 and 2017, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

There were no sales or calls of securities available for sale for the three months ended June 30, 2018 and 2017, respectively.

Proceeds from the sales and calls of securities held to maturity amounted to $0 and $3,091,000 for the six months ended June 30, 2018 and 2017, respectively. Net gains of $0 and $34,000 were recognized on the sales during the six months ended June 30, 2018 and 2017, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

There were no sales or calls of securities available for the six months ended June 30, 2018 and 2017, respectively.

The following is a summary of the amortized cost and fair value of securities at June 30, 2018 and December 31, 2017, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$-	$-	$-	$-
After one to five years	201,933	201,166	4,296,400	4,219,632
After five to ten years	-	-	2,413,380	2,326,454
After ten years	428,918	426,598	22,818,543	22,051,725

	$630,851	$627,764	$29,528,323	$28,597,811

	December 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	202,658	201,622	3,324,388	3,297,519
After five to ten years	-	-	3,427,174	3,371,664
After ten years	454,180	470,165	22,839,970	22,506,342

	$656,838	$671,787	$29,591,532	$29,175,525

3. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2018 and December 31, 2017, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$544,049	$4,350	$-	$-

Securities available for sale:
U.S. government and agency obligations	982,349	17,569	1,974,500	25,194
Mortgage-backed securities	7,809,607	185,716	17,639,883	702,214

	8,791,956	203,285	19,614,383	727,408

	$9,336,005	$207,635	$19,614,383	$727,408

	December 31, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$202,658	$1,036	$-	$-

Securities available for sale:
U.S. government and agency obligations	1,488,655	11,107	989,189	10,401
Mortgage-backed securities	7,791,601	58,819	18,406,128	335,755

	9,280,256	69,926	19,395,317	346,156

	$9,482,914	$70,962	$19,395,317	$346,156

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 44 and 40 securities were in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	June 30,	December 31,
	2018	2017
Mortgage loans:
Residential 1-4 family	$20,853,472	$22,328,431
Commercial and multi-family	13,174,446	14,635,915
Home equity lines of credit	360,074	433,193

	34,387,992	37,397,539
Other loans:
Secured by savings accounts	4,993	7,158
Student	9,037,933	10,150,844
Commercial	1,377,206	1,416,661

	10,420,132	11,574,663

Total loans	44,808,124	48,972,202

Less:
Deferred loan fees (costs) and (premiums), net	(304,336)	(333,105)
Allowance for loan losses	507,235	507,235

	202,899	174,130

	$44,605,225	$48,798,072

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $147,000 and $151,000 at June 30, 2018 and December 31, 2017, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2018	2017

Balance at beginning of period	$507,235	$469,578
Provision for loan losses	-	2,881

Balance at end of period	$507,235	$472,459

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30,
	2018	2017

Balance at beginning of period	$507,235	$466,893
Provision for loan losses	-	5,566

Balance at end of period	$507,235	$472,459

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2018 and December 31, 2017. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2018
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$20,517	$13,175	$360	$9,038	$1,382	$44,472
Special Mention	49	-	-	-	-	49
Substandard	287	-	-	-	-	287

Total	$20,853	$13,175	$360	$9,038	$1,382	$44,808

	December 31, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$21,729	$14,636	$417	$10,151	$1,424	$48,357
Special Mention	49	-	-	-	-	49
Substandard	550	-	16	-	-	566

Total	$22,328	$14,636	$433	$10,151	$1,424	$48,972

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)
Residential 1-4 family	$-	$-	$336	$336	$20,517	$20,853	$-
Commercial real estate and multi-family	-	-	-	$-	13,175	13,175	-
Home equity lines of credit	-	-	-	$-	360	360	-
Student loans	31	-	-	$31	9,007	9,038
Other loans	-	-	-	$-	1,382	1,382	-

	$31	$-	$336	$367	$44,441	$44,808	$-

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)

Residential 1-4 family	$177	$-	$336	$513	$21,815	$22,328	$-
Commercial real estate and multi-family	-	-	-	-	14,636	14,636	-
Home equity lines of credit	-	-	-	-	433	433	-
Student loans	48	-	27	75	10,076	10,151	27
Other loans	-	-	-	-	1,424	1,424	-

	$225	$-	$363	$588	$48,384	$48,972	$27

There were no troubled debt restructured loans at June 30, 2018 or December 31, 2017.

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)

Residential 1-4 family	$336	$599
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	16
Student loans	-	-
Other loans	-	-

Total non-accrual loans	336	615

Accruing loans delinquent 90 days or more
Student loans	-	27

Total non-performing loans	$336	$642

4. LOANS RECEIVABLE, NET (Cont’d)

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,000 and $8,000 for the three months ended June 30, 2018 and 2017, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $4,000 and $2,000 during the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 and 2017, such interest income that would have been recognized on non-accrual loans totaled approximately $14,000 and $16,000, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $7,000 and $8,000 during the six months ended June 30, 2018 and 2017, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2018
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$327	$110	$4	$49	$10	$7	$507
Provision for loan losses	(19)	(2)	(1)	23	3	(4)	$-

Ending Balance	$308	$108	$3	$72	$13	$3	$507

	Three Months Ended June 30, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$293	$121	$4	$42	$7	$3	$470
Provision for loan losses	(8)	4	-	(4)	1	9	$2

Ending Balance	$285	$125	$4	$38	$8	$12	$472

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended June 30, 2018
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	(10)	(13)	(1)	18	3	3	$-

Ending Balance	$308	$108	$3	$72	$13	$3	$507

	Six Months Ended June 30, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	(12)	(13)	(1)	18	1	12	$5

Ending Balance	$285	$125	$4	$38	$8	$12	$472

See Note 8 “Contingencies” for an additional discussion on the Company’s student loan portfolio.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30, 2018	December 31, 2017

Unrealized net loss on pension plan	$(1,422,075)	$(1,446,279)
Unrealized loss on securities available for sale	(930,512)	(416,007)

Accumulated other comprehensive loss before taxes	(2,352,587)	(1,862,286)

Tax effect	494,045	391,080

Accumulated other comprehensive loss	$(1,858,542)	$(1,471,206)

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

6. REGULATORY CAPITAL (Cont’d)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2018 and December 31, 2017, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

June 30, 2018

Total Risked-based Capital	$12,406	27.00%	$4,538	9.875%	$4,595	10.00%
Common Equity Tier 1 Capital	11,899	25.90%	$2,929	6.375%	$2,987	6.50%
Tier 1 Risk-based Capital	11,899	25.90%	$3,619	7.875%	$3,676	8.00%
Tier 1 Leverage Capital	11,899	14.33%	$3,321	4.000%	$4,152	5.00%

December 31, 2017

Total Risked-based Capital	$12,249	25.97%	$4,364	9.250%	$4,717	10.00%
Common Equity Tier 1 Capital	11,742	24.89%	2,712	5.750%	3,066	6.50%
Tier 1 Risk-based Capital	11,742	24.89%	3,420	7.250%	3,774	8.00%
Tier 1 Leverage Capital	11,742	13.56%	3,463	4.000%	4,328	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2018 and December 31, 2017. Securities available-for-sale is recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

		Fair Value Measurements
Description	Carrying Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018:
Securities available for sale	$28,597,811	$-	$28,597,811	$-

December 31, 2017:
Securities available for sale	$29,175,525	$-	$29,175,525	$-

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

Loans Receivable

The net loan portfolio at June 30, 2018 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2017, which are based on entrance prices. For December 31, 2017, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk (Level 3).

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$1,722	$1,722	$1,229	$1,229
Securities held to maturity	631	628	657	672
Securities available for sale	28,598	28,598	29,176	29,176
Loans receivable	44,605	43,536	48,798	48,909
FHLB and other stock, at cost	230	230	167	167
Accrued interest receivable	528	528	490	490

Financial liabilities:
Deposits	67,402	67,466	72,559	72,609
FHLB Advances	1,500	1,501	-	-

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

8. CONTINGENCIES

The Company has a $9.0 million student loan portfolio of which $3.3 million is insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $95,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. Policyholders have until December 31, 2018 to file a claim against ReliaMax and we expect to have an estimate of this recovery sometime during 2019.

In addition, in light of the potential impact to the Company’s insurance coverage on these student loans as discussed above, the Company has adjusted the allowance for loan losses attributable to its student loan portfolio for the quarter ending June 30, 2018. This revised allowance calculation did not result in a charge to operations for the quarter ended June 30, 2018. As additional information becomes available, future additions to the allowance for loan losses related to student loans may be required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as well as the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year 2017.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets decreased $4.1 million, or 4.9%, to $80.8 million at June 30, 2018 from $84.9 million at December 31, 2017. The decrease was due primarily to decreases in investment securities and net loans. Loans decreased $4.2 million while investment securities decreased $604,000.

Cash and cash equivalents increased $493,000, or 40.1%, to $1.7 million at June 30, 2018 from $1.2 million at December 31, 2017 as a result of decreases in loans and investment securities. Loans decreased $4.2 million or 8.6% at June 30, 2018 to $44.6 million compared to $48.8 million at December 31, 2017. Securities available for sale decreased $578,000, or 2.0%, to $28.6 million at June 30, 2018 from $29.2 million at December 31, 2017. Securities held to maturity also decreased $26,000 to $631,000 at June 30, 2018 from $657,000 at December 31, 2017.

Net loans receivable decreased $4.2 million, or 8.6%, to $44.6 million at June 30, 2018 from $48.8 million at December 31, 2017. The decrease in loans receivable was primarily due to decreases in residential loans, commercial and multifamily real estate loans and student loans of $1.5 million, $1.5 million and $1.1 million, respectively.

At June 30, 2018, our investment in bank-owned life insurance increased $31,000 to $2.3 million from $2.3 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Total deposits decreased $5.2 million, or 7.1%, to $67.4 million at June 30, 2018 from $72.6 million at December 31, 2017. The decrease resulted primarily from decreases in savings accounts and certificates of deposit of $2.1 million, or 7.3%, and $3.4 million, or 14.2%, respectively. These decreases were partly offset by increases in non-interest bearing checking of $345,000, or 7.2%, compared to December 31, 2017.

We had $1.5 million in short-term Federal Home Loan Bank advances outstanding at June 30, 2018 compared to no borrowings at December 31, 2017. At June 30, 2018, we had the ability to borrow approximately $24.2 million, or 30% of the Association’s assets, in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $302,000, or 2.7%, to $11.0 million at June 30, 2018 from $11.3 million at December 31, 2017 resulting from an increase in other comprehensive loss of $387,000, primarily due to an increase in unrealized losses in the investment portfolio partly offset by net income of $56,000 for the first six months of 2018.

Comparison of Results of Operations for the Quarters Ended June 30, 2018 and June 30, 2017

General. We had net income of $20,000 for the quarter ended June 30, 2018 compared to net income of $28,000 for the quarter ended June 30, 2017. The decrease in net income resulted primarily from lower net interest and non- interest income, partly offset by lower non-interest expense.

Net Interest Income. Net interest income decreased $19,000, or 3.1%, to $589,000 for the quarter ended June 30, 2018 from $608,000 for the quarter ended June 30, 2017. Interest income on loans decreased $26,000, or 5.1%, primarily due to lower average loan balances. Interest income on mortgage backed securities and investment securities increased $14,000, or 10.7% and $2,000, or 11.2%, respectively, primarily due to higher yields. Interest expense increased $6,000, or 10.4%, primarily due to increased rates on CD’s. The average yield on our loans, investment securities and mortgage-backed securities increased 9, 19 and 29 basis points, respectively, for the quarter ended June 30, 2018 compared to the same quarter in 2017. Our net interest rate spread increased 5 basis points to 3.05% for the quarter ended June 30, 2018 from 3.00% for the quarter ended June 30, 2017 and our net interest margin increased 7 basis points to 3.10% for the 2018 quarter from 3.03% for the 2017 period. Average interest-earning assets decreased $4.2 million, or 5.2%, to $76.2 million for the quarter ended June 30, 2018 from $80.4 million for the second quarter of 2017.

Interest and Dividend Income. Interest and dividend income decreased $12,000, or 1.8%, to $657,000 for the quarter ended June 30, 2018 from $669,000 for the quarter ended June 30, 2017. The decrease resulted primarily from a decrease in interest income on loans of $26,000 partly offset by a $14,000 increase in interest income on mortgage backed securities and a $2,000 increase in interest income on investment securities.

Interest income on loans decreased $26,000, or 5.1%, to $490,000 for the quarter ended June 30, 2018 from $516,000 for the quarter ended June 30, 2017. The decrease resulted primarily from a $3.4 million decrease in average loan balances partly offset by an increase of 9 basis points in the average rate paid on loans.

Interest and dividend income on investment and mortgage-backed securities increased $16,000 to $163,000 for the quarter ended June 30, 2018 from $147,000 for the quarter ended June 30, 2017. Income on mortgage-backed securities increased $14,000, or 10.7%, compared to the prior year’s quarter mainly due to a 29 basis point increase in the average rate partly offset by a $905,000 reduction in average balances. Income on investment securities increased $2,000, or 11.2%, compared to the quarter ended June 30, 2017 primarily due to a 19 basis point increase in the average yield. The average balance in the mortgage-backed portfolio decreased $905,000, or 3.3% to $26.2 million from $27.1 million compared to the same period in 2017. The average yield on mortgage- backed securities increased 29 basis points to 2.26% for the quarter ended June 30, 2018 compared to the same period in 2017.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $6,000, or 10.4%, to $67,000 for the quarter ended June 30, 2018 from $61,000 for the quarter ended June 30, 2017. The increase in interest expense was due to an increase in rates paid on interest bearing liabilities partly offset by a decrease in average balances. Average interest- bearing liabilities decreased $5.0 million, or 7.0%, mainly due to lower average balances of savings accounts, certificates of deposit and short term borrowings partly offset by an increase in NOW and money market balances. Average savings accounts decreased $3.0 million, or 10.3%, average certificate of deposit balances decreased $978,000 or 4.0% and average short-term borrowings including escrow deposits decreased $2.6 million, or 81.8% to $583,000 for the quarter ended June 30, 2018 compared to the same period in 2017. These decreases were partly offset by a $1.3 million, or 11.3% increase in NOW balances and a $313,000 increase, or 9.9% increase in money market balances.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2018 we did not record a provision compared to a $3,000 provision for the quarter ended June 30, 2017. The allowance for loan losses was $507,000 at June 30, 2018 and at December 31, 2017. There were no charge-offs or recoveries during the quarters ended June 30, 2018 and June 30, 2017. (See Note 8 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Non-interest Income. Non-interest income decreased $66,000, or 61.0%, to $42,000 for the quarter ended June 30, 2018 from $109,000 for the quarter ended June 30, 2017. The decrease was primarily due to a decrease in gains on the sale of securities and sale of loans during the period. There were no gains on the sale of securities and loans in the second quarter of 2018 compared to gains on the sale of securities and loans of $34,000 and $32,000, respectively, for the second quarter of 2017.

Non-interest Expense. Non-interest expense decreased $70,000, or 10.3%, to $607,000 for the quarter ended June 30, 2018 from $676,000 for the quarter ended June 30, 2017. The decrease was primarily due to decreases in compensation and benefits, occupancy and equipment costs and other expenses. Compensation and benefits expense decreased $52,000, or 14.7%, primarily due to lower staffing levels in the second quarter of 2018. Occupancy and equipment expense decreased $8,000, or 10.8%, primarily due to lower taxes and utilities. Other expenses decreased $9,000 or 17.7% mainly due to lower insurance costs, stationery and supplies expense and postage expense.

Income Tax Expense. We recorded a $5,000 income tax expense for the quarter ended June 30, 2018 compared to $9,000 for the quarter ended June 30, 2017. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2018 and June 30, 2017

General. We had net income of $56,000 for the six months ended June 30, 2018 compared to net income of $38,000 for the six months ended June 30, 2017. The increase in net income resulted primarily from lower non-interest expense partly offset by lower net interest income and non-interest income and higher tax expense.

Net Interest Income. Net interest income decreased $20,000, or 1.6%, for the six months ended June 30, 2018 compared to the same period in 2017. Interest and dividend income decreased $11,000, or 0.81%, for the six months ended June 30, 2018 compared to the same period in 2017. Interest income on loans decreased $20,000, or 1.9%. The decrease in interest income was primarily due to lower average balances partly offset by higher yields. Average loan balances decreased $1.7 million for the six months ended June 30, 2018 compared to June 30, 2017 partly offset by an increase of 8 basis points in yield from 4.36% for the six months ended June 30, 2017 to 4.44% for the six months ended June 30, 2018. Interest income on mortgage backed securities increased $26,000 or 10.1% to $286,000 compared to $260,000 for the six months ended June 30, 2017. Interest income from investment securities decreased $8,000, or 21.3% to $30,000 for the 2018 period compared to $39,000 for the six months ended June 30, 2017. The increase in interest income from mortgage backed securities was due to higher yields partly offset by lower volume, while the decrease in interest income on investment securities was due to lower volume and yield. The average yield on our mortgage-backed securities increased 30 basis points to 2.23% while the yield on our investment securities decreased 28 basis points to 1.65%. Our net interest rate spread increased 9 basis points to 3.14% for the six months ended June 30, 2018 from 3.05% for the six months ended June 30, 2017, and our net interest margin increased 11 basis points to 3.19% for the 2018 period from 3.08% for the 2017 period. Average interest-earning assets decreased $4.0 million to $76.8 million for the six months ended June 30, 2018 from $80.8 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased $11,000, or 0.8%, to $1.3 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017. The decrease resulted primarily from decreases in interest income on loans, investment securities and Federal funds sold and other earning assets of $20,000, $8,000 and $9,000, respectively, partly offset by a $26,000 increase in interest income on mortgage-backed securities.

Interest income on loans decreased $20,000, or 1.9%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The average balance of loans decreased $1.7 million while the average yield on loans increased 8 basis points to 4.44% for the six months ended June 30, 2018 compared to 4.36% for the six months ended June 30, 2017.

Interest and dividend income on investment securities decreased $8,000 to $31,000 for the six months ended June 30, 2018 from $39,000 for the six months ended June 30, 2017. Income on mortgage-backed securities increased $26,000 or 10.1% compared to the prior year’s period mainly due to an increase in yield partly offset by a decrease in average balances. Income on investment securities decreased $8,000 or 21.3% compared to the prior year’s period mainly due to a decrease of $323,000 in average balances and a decrease of 28 basis points in the average yield. The average balance in the mortgage-backed portfolio decreased $1.2 million to $25.9 million from $27.1 million or 4.4% compared to the same period in 2017. The average yield on mortgage-backed securities increased 30 basis points to 2.23% for the six months ended June 30, 2018 compared to 1.93% for the same period in 2017.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $9,000, or 7.1%, to $131,000 for the six months ended June 30, 2018 from $122,000 for the six months ended June 30, 2017. The increase in interest expense was due to an increase in rates paid on interest- bearing liabilities partly offset by a decrease in average balances. Average interest bearing liabilities decreased $5.0 million, or 6.9% mainly due to lower savings, certificates of deposit and short term borrowings partly offset by an increase in NOW and money market balances. Average savings decreased $2.6 million, or 8.9%, average certificate of deposit balances decreased $867,000 or 3.5% and average short-term borrowings including escrow deposits decreased $2.7 million, or 84.9% to $480,000 for the six months ended June 30, 2018 compared to the same period in 2017. These decreases were partly offset by a $793,000, or 6.8% increase in NOW balances and a $399,000 or 13.0% increase in money market balances.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2018 we did not record a provision compared to $6,000 for the same period in 2017. The allowance for loan losses was $507,000 at June 30, 2018 and December 31, 2017. There were no charge offs or recoveries during the six months ended June 30, 2018 and June 30, 2017. (See Note 8 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Non-interest Income. Non-interest income decreased $93,000 or 52.4% to $85,000 for the six months ended June 30, 2018 from $178,000 for the six month period ended June 30, 2017. The decrease was primarily due to a decrease in gains on the sale of securities and sale of loans during the period. There were no gains on the sale of securities and loans in the first half of 2018 compared to gains on the sale of securities and loans of $34,000 and $60,000, respectively, for the first half of 2017.

Non-interest Expense. Non-interest expense decreased $131,000, or 9.6%, to $1.2 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017. The decrease was primarily due to decreases in compensation and benefits, occupancy and equipment costs, professional fees, advertising and promotion expense and other expenses. Compensation and benefits expense decreased $80,000 or 11.2% primarily due to lower staffing levels in the first half of 2018. Occupancy and equipment expense decreased $20,000 or 12.7% primarily due to lower taxes and utilities. Professional fees decreased $14,000 or 6.9% primarily due to lower accounting related fees. Advertising and promotion expense decreased $6,000 or 27.1% due to lower print media expenses. Other expenses decreased $9,000 or 9.3% mainly due to lower insurance costs, stationery and supplies expense and postage expense.

Income Tax Expense. We recorded a $15,000 income tax expense for the six months ended June 30, 2018 compared to $10,000 for the six months ended June 30, 2017. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 14, 2018	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and Treasurer

