Form 10-Q
period 2018-09-30
Sunnyside Bancorp, Inc.
filed 2018-11-13
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

As of November 13, 2018, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$709,309	$1,229,036
Securities held to maturity, net; approximate fair value of $619,000 (September 30, 2018) and $672,000 (December 31, 2017)	629,693	656,838
Securities available for sale	32,270,488	29,175,525
Loans receivable, net	42,853,785	48,798,072
Premises and equipment, net	1,135,723	1,229,457
Federal Home Loan Bank of New York and other stock, at cost	373,500	166,800
Accrued interest receivable	509,734	490,239
Cash surrender value of life insurance	2,304,205	2,258,324
Deferred income taxes	830,235	682,438
Other assets	213,936	248,268

Total assets	$81,830,608	$84,934,997

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$65,551,482	$72,558,814
Advances from Federal Home Loan Bank of New York	4,700,000	-
Advances from borrowers for taxes and insurance	277,392	482,024
Other liabilities	493,530	618,646

Total liabilities	71,022,404	73,659,484

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,056,898	7,030,530
Unallocated common stock held by the Employee Stock Ownership Plan	(436,954)	(444,394)
Retained earnings	6,207,522	6,152,648
Accumulated other comprehensive (loss)	(2,027,197)	(1,471,206)

Total stockholders’ equity	10,808,204	11,275,513

Total liabilities and stockholders’ equity	$81,830,608	$84,934,997

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Interest and dividend income:
Loans	$491,084	$540,790
Investment securities	16,383	14,402
Mortgage-backed securities	145,366	123,281
Federal funds sold and other earning assets	2,765	4,690

Total interest and dividend income	655,598	683,163

Interest expense:
Deposits	66,306	57,670
Borrowings	5,555	2,948

Total interest expense	71,861	60,618

Net interest income	583,737	622,545

Provision for loan losses	-	10,077

Net interest income after provision for loan losses	583,737	612,468

Non-interest income:
Fees and service charges	28,760	25,145
Income on bank owned life insurance	15,374	14,980

Total non-interest income	44,134	40,125

Non-interest expense:
Compensation and benefits	302,518	334,514
Occupancy and equipment, net	70,786	69,721
Data processing service fees	73,009	71,704
Professional fees	129,142	100,162
Federal deposit insurance premiums	5,203	6,251
Advertising and promotion	7,284	14,457
Other	41,465	51,330

Total non-interest expense	629,407	648,139

Income before income taxes (benefit)	(1,536)	4,454

Income tax (benefit)	(624)	(1,423)

Net income (loss)	$(912)	$5,877

Basic and diluted income per share	$-	$0.01

Weighted average shares outstanding, basic and diluted	750,537	748,317

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Interest and dividend income:
Loans	$1,512,650	$1,582,026
Investment securities	46,879	53,151
Mortgage-backed securities	431,457	383,131
Federal funds sold and other earning assets	10,074	21,320

Total interest and dividend income	2,001,060	2,039,628

Interest expense:
Deposits	196,167	167,353
Borrowings	6,568	15,466

Total interest expense	202,735	182,819

Net interest income	1,798,325	1,856,809

Provision for loan losses	-	15,643

Net interest income after provision for loan losses	1,798,325	1,841,166

Non-interest income:
Fees and service charges	83,113	78,705
Net gain on sale of securities	-	34,373
Net gain on sale of loans	-	60,158
Income on bank owned life insurance	45,881	45,104

Total non-interest income	128,994	218,340

Non-interest expense:
Compensation and benefits	938,180	1,050,619
Occupancy and equipment, net	208,774	227,808
Data processing service fees	222,162	220,608
Professional fees	320,939	306,271
Federal deposit insurance premiums	16,595	18,623
Advertising and promotion	23,767	37,064
Other	127,926	146,697

Total non-interest expense	1,858,343	2,007,690

Income before income taxes	68,976	51,816

Income taxes	14,102	8,134

Net income	$54,874	$43,682

Basic and diluted income per share	$0.07	$0.06

Weighted average shares outstanding, basic and diluted	749,987	747,767

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Net income (loss)	$(912)	$5,877

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	12,102	12,969
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(225,589)	74,456

Other comprehensive income (loss), before tax	(213,487)	87,425

Income tax expense (benefit) related to items of other comprehensive income (loss)	(44,832)	30,089

Other comprehensive income (loss), net of tax	(168,655)	57,336

Comprehensive income (loss)	$(169,567)	$63,213

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Net income	$54,874	$43,682

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	36,306	38,907
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(740,094)	481,768

Other comprehensive income (loss), before tax	(703,788)	520,675

Income tax expense (benefit) related to items of other comprehensive income (loss)	(147,797)	173,492

Other comprehensive income (loss), net of tax	(555,991)	347,183

Comprehensive income (loss)	$(501,117)	$390,865

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net income for the nine months ended September 30, 2018	-	-	-	54,874	-	54,874

Purchase of shares for the ESOP	-	-	(15,486)	-	-	(15,486)

ESOP shares allocated or committed to be released	-	9,830	22,926	-	-	32,756

Restricted stock awards earned	-	16,538	-	-	-	16,538

Other comprehensive income (loss), net of tax	-	-	-	-	(555,991)	(555,991)

Balance at September 30, 2018	$7,935	$7,056,898	$(436,954)	$6,207,522	$(2,027,197)	$10,808,204

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net income	$54,874	$43,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	102,434	101,835
Amortization of premiums and accretion of discounts, net	126,504	180,486
Amortization of deferred loan fees and costs, net	67,674	29,153
Net gain on sales of securities	-	(34,373)
Net gain on sales of loans	-	(60,158)
Provision for loan losses	-	15,643
Increase in accrued interest receivable	(19,495)	(71,675)
Increase in cash surrender value of life insurance	(45,881)	(45,104)
Amortization of stock compensation plans	49,294	38,561
Net decrease (increase) in other assets	34,332	148,577
Net (decrease) increase in other liabilities	(88,810)	(292,406)

Net cash provided by operating activities	280,926	54,221

Cash flows from investing activities:
Purchases of securities available for sale	(8,573,949)	(10,592,764)
Repayments and maturities of securities held to maturity	26,365	238,351
Repayments and maturities of securities available for sale	4,613,168	11,558,430
Proceeds from sales/calls of securities held to maturity	-	3,091,223
Loans purchased	-	(5,914,015)
Proceeds from sales of loans	-	942,866
Loan principal repayments, net of originations	5,876,613	3,058,106
Purchases of bank premises and equipment	(8,700)	(29,001)
(Purchase) redemption of FHLB stock	(206,700)	165,400

Net cash provided by investing activities	1,726,797	2,518,596

Cash flows from financing activities:
Net decrease in deposits	(7,007,332)	(602,308)
Net decrease in advances from borrowers for taxes and insurance	(204,632)	(355,608)
Net increase (decrease) in short-term borrowings	4,700,000	(3,000,000)
Purchase of stock for ESOP	(15,486)	-

Net cash used in financing activities	(2,527,450)	(3,957,916)

Net decrease in cash and cash equivalents	(519,727)	(1,385,099)

Cash and cash equivalents at beginning of year	1,229,036	2,923,442

Cash and cash equivalents at end of period	$709,309	$1,538,343

Supplemental Information:

Cash paid for:
Interest	$200,789	$183,755
Income taxes (refunds received), net	$18,958	$-

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

The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ended December 31, 2018, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2018 and December 31, 2017, the Company had no securities classified as held for trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Employee Benefits (Cont’d)

Equity Incentive Plan (Cont’d):

The Stock Incentive Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the Stock Incentive Plan on or after the 10-year anniversary of the effective date of the Stock Incentive Plan (i.e., July 17, 2024).

Under FASB ASC Topic 718, the Company will recognize compensation expense on its income statement over the requisite service period or performance period based on the grant date fair value of stock options and other equity-based compensation (such as restricted stock).

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended September 30, 2018 and 2017 and $16,500 in expense for the nine month periods ended September 30, 2018 and 2017 in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at September 30, 2018 is $39,000 over a weighted average period of 1.75 years. There were no stock options outstanding as of September 30, 2018.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” This update amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. This update will be effective on January 1, 2021, with early adoption permitted, and is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. This update will be effective on January 1, 2020, with early adoption permitted, and is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting”. This update expands earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Earlier adoption is permitted. Because the Company does not have share-based payments issued to nonemployees, the adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2018 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$548,094	$-	$11,720	$536,374
Mortgage-backed securities	81,599	1,397	-	82,996

	$629,693	$1,397	$11,720	$619,370

Securities available for sale:
U.S. government and agency obligations	$4,999,417	$-	$47,836	$4,951,581
Mortgage-backed securities	28,427,172	111	1,108,376	27,318,907

	$33,426,589	$111	$1,156,212	$32,270,488

3. SECURITIES (Cont’d)

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,011	$11,595	$1,036	$559,570
Mortgage-backed securities	107,827	4,390	-	112,217

	$656,838	$15,985	$1,036	$671,787

Securities available for sale:
U.S. government and agency obligations	$2,999,229	$75	$21,508	$2,977,796
Mortgage-backed securities	26,592,303	-	394,574	26,197,729

	$29,591,532	$75	$416,082	$29,175,525

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $258,000, $16.2 million, $9.7 million, and $2.3 million, respectively, at September 30, 2018 ($316,000, $14.5 million, $9.3 million, and $2.6 million, respectively, at December 31, 2017).

There were no sales of securities held to maturity for the three months ended September 30, 2018 and 2017.

There were no proceeds from the sales and calls of securities available for sale or held to maturity for the three months ended September 30, 2018 and 2017, respectively.

Proceeds from the sale of securities held to maturity amounted to $0 and $3,091,000 for the nine months ended September 30, 2018 and 2017, respectively. Net gains of $0 and $34,400 were recognized on the sales during the nine months ended September 30, 2018 and 2017, respectively. The sale of the securities occurred after the Association had already collected a substantial portion (at least 85%) of the principal outstanding due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at September 30, 2018 and December 31, 2017, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$1,999,671	$1,999,353
After one to five years	201,571	200,202	4,393,510	4,304,796
After five to ten years	-	-	2,033,083	1,945,449
After ten years	428,122	419,168	25,000,325	24,020,890

	$629,693	$619,370	$33,426,589	$32,270,488

3. SECURITIES (Cont’d)

	December 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	202,658	201,622	3,324,388	3,297,519
After five to ten years	-	-	3,427,174	3,371,664
After ten years	454,180	470,165	22,839,970	22,506,342

	$656,838	$671,787	$29,591,532	$29,175,525

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2018 and December 31, 2017, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$536,374	$11,720	$-	$-

Securities available for sale:
U.S. government and agency obligations	2,487,985	11,686	2,463,596	36,150
Mortgage-backed securities	7,046,221	113,756	20,180,409	994,620

	9,534,206	125,442	22,644,005	1,030,770

Total	$10,070,580	$137,162	$22,644,005	$1,030,770

	December 31, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$202,658	$1,036	$-	$-

Securities available for sale:
U.S. government and agency obligations	1,488,655	11,107	989,189	10,401
Mortgage-backed securities	7,791,601	58,819	18,406,128	335,755

	9,280,256	69,926	19,395,317	346,156

Total	$9,482,914	$70,962	$19,395,317	$346,156

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 47 and 40 securities were in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2018	2017
Mortgage loans:
Residential 1-4 family	$19,287,355	$22,328,431
Commercial and multi-family	13,808,482	14,635,915
Home equity lines of credit	174,423	433,193

	33,270,260	37,397,539

Other loans:
Secured by savings accounts	-	7,158
Student	8,460,715	10,150,844
Commercial	1,347,271	1,416,661

	9,807,986	11,574,663

Total loans	43,078,246	48,972,202

Less:
Deferred loan fees (costs and premiums), net	(282,774)	(333,105)
Allowance for loan losses	507,235	507,235

	224,461	174,130

	$42,853,785	$48,798,072

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $145,000 and $151,000 at September 30, 2018 and December 31, 2017, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2018	2017

Balance at beginning of period	$507,235	$472,459
Provision for loan losses	-	10,077

Balance at end of period	$507,235	$482,536

4. LOANS RECEIVABLE, NET (CONT’D)

	Nine Months Ended
	September 30,
	2018	2017

Balance at beginning of period	$507,235	$466,893
Provision for loan losses	-	15,643

Balance at end of period	$507,235	$482,536

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2018 and December 31, 2017. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (CONT’D)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2018
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$18,952	$13,808	$174	$8,436	$1,347	$42,717
Special Mention	49	-	-	25	-	74
Substandard	287	-	-	-	-	287

Total	$19,288	$13,808	$174	$8,461	$1,347	$43,078

4. LOANS RECEIVABLE, NET (CONT’D)

	December 31, 2017
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$21,729	$14,636	$417	$10,151	$1,424	$48,357
Special Mention	49	-	-	-	-	49
Substandard	550	-	16	-	-	566

Total	$22,328	$14,636	$433	$10,151	$1,424	$48,972

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2018
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$336	$336	$18,952	$19,288	$-
Commercial real estate and multi-family	-	-	-	-	13,808	13,808	-
Home equity lines of credit	-	-	-	-	174	174	-
Student loans	46	29	25	100	8,361	8,461	-
Commercial and other	-	-	-	-	1,347	1,347	-

	$46	$29	$361	$436	$42,642	$43,078	$-

	December 31, 2017
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$177	$-	$336	$513	$21,815	$22,328	$-
Commercial real estate and multi-family	-	-	-	-	14,636	14,636	-
Home equity lines of credit	-	-	-	-	433	433	-
Student loans	48	-	27	75	10,076	10,151	27
Other loans	-	-	-	-	1,424	1,424	-

	$225	$-	$363	$588	$48,384	$48,972	$27

There were no impaired loans or troubled debt restructured loans at September 30, 2018 or December 31, 2017.

4. LOANS RECEIVABLE, NET (CONT’D)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2018	2017
	(In thousands)

Residential 1-4 family	$336	$599
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	16
Student loans	-	-
Other loans	-	-

Total non-accrual loans	336	615

Accruing loans delinquent 90 days or more	-	27

Total non-performing loans	$336	$642

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $3,900 and $7,800 for the three months ended September 30, 2018 and 2017, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $3,400 during the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 and 2017, such interest income that would have been recognized on non-accrual loans totaled approximately $17,800 and $23,700, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $7,200 and $13,200 during the nine months ended September 30, 2018 and 2017, respectively.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2018
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$308	$108	$3	$72	$13	$3	$507
Provision for loan losses	(9)	5	(2)	9	-	(3)	-

Ending Balance	$299	$113	$1	$81	$13	$-	$507

4. LOANS RECEIVABLE, NET (CONT’D)

	Three Months Ended
	September 30, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$285	$125	$4	$38	$8	$12	$472
Provision for loan losses	(8)	9	-	20	2	(12)	11

Ending Balance	$277	$134	$4	$58	$10	$-	$483

	Nine Months Ended
	September 30, 2018
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	(19)	(8)	(3)	27	3		-

Ending Balance	$299	$113	$1	$81	$13	$-	$507

	Nine Months Ended
	September 30, 2017
	Mortgage Loans
		Commercial
	Residential	and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	(20)	(4)	(1)	38	3	-	16

Ending Balance	$277	$134	$4	$58	$10	$-	$483

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2018	2017

Unrealized net loss on pension plan	$(1,409,973)	$(1,446,279)
Unrealized loss on securities available for sale	(1,156,101)	(416,007)

Accumulated other comprehensive loss before taxes	(2,566,074)	(1,862,286)

Tax effect	538,877	391,080

Accumulated other comprehensive loss	$(2,027,197)	$(1,471,206)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2018 and December 31, 2017, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

6. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

September 30, 2018

Total Risk-based Capital	$12,405	27.42%	$4,467	9.875%	$4,523	10.00%
Common Equity Tier 1 Capital	11,898	26.30%	2,884	6.375%	2,940	6.50%
Tier 1 Risked-based Capital	11,898	26.30%	3,562	7.875%	3,619	8.00%
Tier 1 Leverage Capital	11,898	14.95%	3,183	4.000%	3,979	5.00%

December 31, 2017

Total Risk-based Capital	$12,249	25.97%	$4,364	9.250%	$4,717	10.00%
Common Equity Tier 1 Capital	11,742	24.89%	2,712	5.750%	3,066	6.50%
Tier 1 Risked-based Capital	11,742	24.89%	3,420	7.250%	3,774	8.00%
Tier 1 Leverage Capital	11,742	13.56%	3,463	4.000%	4,328	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2018 and December 31, 2017. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2018:
Securities available for sale	$32,270,488	$-	$32,270,488	$-

December 31, 2017:
Securities available for sale	$29,175,525	$-	$29,175,525	$-

There were no assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$709	$709	$1,229	$1,229
Securities held to maturity	630	619	657	672
Securities available for sale	32,270	32,270	29,176	29,176
Loans receivable	42,854	41,490	48,798	48,909
FHLB and other stock, at cost	374	374	167	167
Accrued interest receivable	510	510	490	490

Financial liabilities:
Deposits	65,551	65,614	72,559	72,609
FHLB Advances	4,700	4,705	-	-

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

8. CONTINGENCIES

The Company has a $8.5 million student loan portfolio of which $3.3 million is insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $93,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. Policyholders have until December 31, 2018 to file a claim against ReliaMax and we expect to have an estimate of this recovery sometime during 2019.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets decreased $3.0 million, or 3.7%, to $81.8 million at September 30, 2018 from $85.0 million at December 31, 2017. The decrease was due primarily to a decrease in loans partly offset by an increase in investment securities. Loans decreased $5.9 million, or 12.2%, to $42.9 million at September 30, 2018 from $48.8 million at December 31, 2017. Securities held to maturity decreased $27,000 whereas securities available for sale increased $3.1million.

Cash and cash equivalents decreased $520,000, or 42.3%, to $709,000 at September 30, 2018 from $1.2 million at December 31, 2017. Securities available for sale increased $3.1 million, or 10.6%, to $32.3 million at September 30, 2018 from $29.2 million at December 31, 2017. Securities held to maturity decreased $27,000, or 4.1%, to $630,000 at September 30, 2018 from $657,000 at December 31, 2017. The decrease in cash resulted primarily from the funding of investments.

Net loans receivable decreased $5.9 million, or 12.2%, to $42.9 million at September 30, 2018 from $48.8 million at December 31, 2017. The decrease in loans receivable was primarily due to decreases in residential mortgages and student loans.

At September 30, 2018, our investment in bank-owned life insurance increased $46,000 to $2.3 million from $2.3 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $148,000, or 21.7%, to $830,000 at September 30, 2018 from 682,000 at December 31, 2017. The increase resulted primarily from the increase in unrealized losses on securities available for sale.

Other assets, consisting primarily of prepaid insurance premiums, prepaid assets and accounts receivable decreased $34,000, or 13.8%, to $214,000 at September 30, 2018 from $248,000 at December 31, 2017 primarily due to a decrease in prepaid expenses.

Total deposits decreased $7.0 million, or 9.7%, to $65.6 million at September 30, 2018 from $72.6 million at December 31, 2017. The decrease resulted primarily from decreases in savings and certificates of deposit accounts of $3.0 million, or 10.8% and $3.2 million, or 13.3%, respectively.

We had short-term Federal Home Loan Bank (“FHLB”) advances outstanding of $4.7 million at September 30, 2018 compared to no short-term FHLB advances outstanding as of December 31, 2017. At September 30, 2018, we had the ability to borrow $24.6 million, or 30% of the Association’s assets, in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Central Bankers Bank.

Total equity decreased $467,000, or 4.1%, to $10.8 million at September 30, 2018 from $11.3 million at December 31, 2017 primarily due to an increase in unrealized losses in our investment portfolio included in accumulated other comprehensive loss, partly offset by net income of $54,874 for the nine months ended September 30, 2018.

Comparison of Results of Operations for the Quarters Ended September 30, 2018 and September 30, 2017

General. We had net loss of $912 for the quarter ended September 30, 2018 compared to net income of $5,900 for the quarter ended September 30, 2017. The decrease in net income resulted primarily from a decrease in net interest income partly offset by an increase in non-interest income and a decrease in non-interest expense when comparing the 2018 quarter to the 2017 quarter.

Net Interest Income. Net interest income decreased $39,000, or 6.2%, to $584,000 for the quarter ended September 30, 2018 from $623,000 for the quarter ended September 30, 2017. Interest income on loans decreased $50,000 or 9.2% primarily due to lower average balances. Interest income on mortgage-backed securities increased $22,000 or 17.9% primarily due to higher yields. Interest income on investment securities increased $2,000 or 13.8% primarily due to higher yields. Interest expense increased $11,000, or 18.5% primarily due to higher rates on certificates of deposit and FHLB advances partly offset by lower deposit balances. The average yield on our loans, investment securities and mortgage-backed securities increased 9, 28 and 45 basis points, respectively during the quarter ended September 30, 2018 compared to the 2017 quarter. Our net interest rate spread increased 6 basis points to 3.11% for the quarter ended September 30, 2018 from 3.05% for the quarter ended September 30, 2017 and our net interest margin increased 8 basis points to 3.17% for the 2018 quarter from 3.09% for the 2017 period. Average interest-earning assets decreased to $73.1 million for the quarter ended September 30, 2018 from $80.0 million for the prior year quarter.

Interest and Dividend Income. Interest and dividend income decreased $28,000 or 4.0% to $656,000 for the quarter ended September 30, 2018 from $683,000 for the quarter ended September 30, 2017. The decrease resulted primarily from a decrease in interest income on loans of $50,000, or 9.2% partly offset by an increase in interest income on mortgage-backed securities of $22,000, or 17.9%.

Interest income on loans decreased $50,000, or 9.2%, to $491,000 for the quarter ended September 30, 2018 from $541,000 for the quarter ended September 30, 2017. The decrease resulted primarily from a $5.3 million decrease in average balances partly offset by an increase of 9 basis points in the average yield on loans to 4.49% for the 2018 quarter from 4.40% for the 2017 quarter.

Interest and dividend income on investment securities increased $2,000 to $16,000 for the quarter ended September 30, 2018 from $14,000 for the quarter ended September 30, 2017. The increase was primarily due to a 28 basis point increase in the average yield on investment securities to 1.84% during the 2018 quarter from 1.56% during the 2017 quarter partly offset by a $126,000 decrease in average balances. Interest and dividend income on mortgage-backed securities increased $22,000 to $145,000 for the quarter ended September 30, 2018 from $123,000 for the quarter ended September 30, 2017. The increase was primarily due to a 45 basis point increase in the average yield on mortgage-backed securities to 2.28% during the 2018 quarter from 1.83% during the 2017 quarter partly offset by a $1.4 million decrease in average balances.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $11,000 or 18.5%, to $72,000 for the quarter ended September 30, 2018 from $61,000 for the quarter ended September 30, 2017. The increase in interest expense was due to an increase of 11 basis points in the cost of interest-bearing liabilities, primarily deposits, to 0.45% for the quarter ended September 30, 2018, from 0.34% for the quarter ended September 30, 2017, primarily due to higher interest paid on certificates of deposit reflecting increasing market interest rates. Average interest-bearing liabilities decreased $7.3 million for the quarter ended September 30, 2018 from $70.5 million for the quarter ended September 30, 2017. The average balances of certificates of deposits and savings decreased $4.1 million and $4.1 million, respectively.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $0 provision for loan losses recorded for the quarter ended September 30, 2018 compared to $10,000 recorded for the quarter ended September 30, 2017. The allowance for loan losses was $507,000 at September 30, 2018 compared to $483,000 at September 30, 2017. Non-performing loans at September 30, 2018 totaled $336,000 and $581,000 at September 30, 2017. During the quarters ended September 30, 2018 and September 30, 2017 there were no loan charge-offs or recoveries.

Noninterest Income. Noninterest income increased $4,000 to $44,000 for the quarter ended September 30, 2018 from $40,000 for the quarter ended September 30, 2017. The increase was primarily due to an increase in fees and service charges.

Noninterest Expense. Noninterest expense decreased $19,000 or 2.9% to $629,000 for the quarter ended September 30, 2018 from $648,000 for the quarter ended September 30, 2017. The decrease was primarily due to lower compensation and benefits, advertising and promotion and other expenses partly offset by an increase in professional fees. Compensation and benefits decreased $32,000, or 9.6% due to lower salary and medical expenses due to fewer employees as well as lower pension expenses partly offset by higher ESOP expense. Advertising and promotion expense decreased $7,000, or 49.6% primarily due to promotional campaigns conducted in the third quarter of 2017 not conducted in 2018. Other expenses decreased $10,000, or 19.2%, primarily due to lower insurance and debit card costs. Professional fees increased $29,000, or 28.9%, primarily due to higher legal costs.

Income Tax Expense (Benefit). We recorded a $(624) income tax benefit for the quarter ended September 30, 2018 and a $(1,400) income tax benefit for the quarter ended September 30, 2017. Income tax expense (benefit) is calculated based on pre-tax income or (loss) adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2018 and September 30, 2017

General. We had net income of $55,000 for the nine months ended September 30, 2018 compared to net income of $44,000 for the nine months ended September 30, 2017. The increase in net income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted primarily from a decrease in non-interest expense and in the provision for loan losses partly offset by a decrease in net interest income and non-interest income as well and an increase in income tax expense.

Net Interest Income. Net interest income decreased $58,000, or 3.2%, to $1.8 million for the nine months ended September 30, 2018 from $1.9 million for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in interest income on loans and an increase in interest expense partly offset by an increase in interest income on mortgage-backed securities.

Interest income on investment securities decreased $6,000, or 11.8%, while interest income on mortgage-backed securities increased $48,000, or 12.6%. The decrease in income on investment securities was due to lower volume and yield while the increase in income from mortgage backed securities was due to higher yields partly offset by lower volume. Interest income on loans decreased $69,000 or 4.4% due to lower volume partly offset by an increase in yields. Average loan balances decreased $2.9 million and the average yield increased 8 basis points to 4.45% for the nine months ended September 30, 2018 compared to the same period in 2017. The average yield on our mortgage-backed securities increased 35 basis points to 2.25% while the yield on our investment securities decreased 10 basis points to 1.71%. Our net interest rate spread increased 8 basis points to 3.13% for the nine months ended September 30, 2018 from 3.05% for the nine months ended September 30, 2017 and our net interest margin increased 10 basis points to 3.18% for the 2018 period from 3.08% for the 2017 period. Average interest-earning assets decreased $5.0 million to $75.5 million for the nine months ended September 30, 2018 from $80.5 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased $39,000 or 1.9% to $2.0 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017. The decrease resulted primarily from a decrease in interest income on loans of $69,000, partly offset by a $48,000 increase in interest income on mortgage-backed securities.

Interest income on loans decreased $69,000 or 4.4%, to $1.5 million for the nine months ended September 30, 2018 from $1.6 million for the nine months ended September 30, 2017. The decrease resulted primarily from a $2.9 million decrease in average loan balances partly offset by an 8 basis point increase in the average yield on loans to 4.45% for the 2018 period from 4.37% for the 2017 period.

Interest and dividend income on investment securities decreased $6,000 or 11.8% for the nine months ended September 30, 2018 to $47,000 from $53,000 for the nine months ended September 30, 2017 primarily due to a 10 basis point decrease in yield and a $257,000 decrease in average balances. Interest and dividend income on mortgage-backed securities increased $48,000 or 12.6% for the nine months ended September 30, 2018 to $431,000 from $383,000 for the nine months ended September 30, 2017 primarily due to a 35 basis point increase in yields to 2.25% at September 30, 2018 compared to 1.90% at September 30, 2017. This increase was partly offset by a $1.3 million decrease in average balances.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $20,000, or 10.9%, to $203,000 for the nine months ended September 30, 2018 from $183,000 for the nine months ended September 30, 2017. The increase in interest expense was due to an increase in rates paid on interest bearing liabilities partly offset by a decrease in average balances. The yield on interest bearing liabilities increased 7 basis points to 0.41% for the nine months ended September 30, 2018 compared to 0.34% for the same period in 2017. This increase was primarily due to higher rates paid on certificates of deposit and FHLB advances. The average yield on certificates of deposit increased 25 basis point to 0.98% for the nine month period ended September 30, 2018 compared to 0.73% for the same period in 2017. The average rate paid on FHLB advances and escrow accounts increased 26 basis points to 1.05% for the nine months ended September 30, 2018 compared to 0.79% for the same period in 2017. Average certificate of deposit and savings balances decreased $1.9 million, or 7.9% and $3.1 million or 10.6%, respectively for the nine months ended September 30, 2018 compared to the same period in 2017.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $0 provision for loan losses recorded for the nine month period ended September 30, 2018 and a $16,000 provision for loan losses recorded for the nine month period ended September 30, 2017. There were no charge-offs or recoveries of loans during the nine months ended September 30, 2018 and 2017, respectively.

Noninterest Income. Noninterest income decreased $89,000 or 40.9% to $129,000 for the nine months ended September 30, 2018 from $218,000 for the nine months ended September 30, 2017. The decrease was primarily due to the gains on the sale of securities and loans recognized during the 2017 period not recognized in 2018.

Noninterest Expense. Noninterest expense decreased $149,000 or 7.4%, to $1.9 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017. The decrease was primarily due to lower compensation and benefits, occupancy and equipment expense, advertising and promotion expense and other expenses partly offset by an increase in professional fees. Compensation and benefits decreased $112,000, or 10.7% due to lower salary and medical expenses due to fewer employees as well as lower pension expenses partly offset by higher ESOP expense. Occupancy and equipment expense decreased $19,000, or 8.4%, primarily due to lower repairs, depreciation and real estate taxes. Advertising and promotion expense decreased $13,000, or 35.9%, primarily due to promotional campaigns conducted in 2017 not conducted in 2018. Other expenses decreased $19,000, or 12.8% mainly due to lower insurance costs, staff development expenses, and stationery and supplies expense. Professional fees increased $15,000, or 4.8% mainly due to higher legal expenses.

Income Tax Expense. We recorded a $14,000 income tax expense for the nine months ended September 30, 2018 compared to an $8,000 income tax expense for the nine months ended September 30, 2017. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2018	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

