Form 10-K
period 2018-12-31
Sunnyside Bancorp, Inc.
filed 2019-03-28
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2018.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price ($16.12) as of June 29, 2018 was $11,120,173.

As of March 26, 2019, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Shareholders.

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

At December 31, 2018, Sunnyside Bancorp had consolidated assets of $79.7 million, liabilities of $68.8 million and equity of $10.9 million.

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

Sunnyside Federal Savings and Loan Association of Irvington

Sunnyside Federal is a federal savings association that was founded in 1930. In July 2013, we completed our mutual to stock conversion thereby becoming a stock savings association and becoming the wholly owned subsidiary of Sunnyside Bancorp. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardsley-on-Hudson, and consider our lending area to be primarily Westchester, Putnam and Rockland Counties, New York.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans and student loans, and to a much more limited extent, commercial loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2018, $18.2 million, or 42.2%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $15.6 million, or 36.1% was comprised of commercial real estate and multi-family mortgage loans, $8.0 million, or 18.6%, was comprised of student loans and $1.3 million, or 3.1%, was comprised of commercial, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank. There was $3.8 million of short term loans and advances outstanding at December 31, 2018.

For the year ended December 31, 2018, the Company’s net income increased $379,000 to $52,000 compared to a net loss of $327,000 in 2017. Net interest income decreased $169,000 while non-interest income decreased $87,000, partly offset by a decrease of $201,000 in non-interest expense and a $37,000 decrease in the provision for loan losses.

As a result of the new Federal Tax Act that was enacted in December 2017, the Company re-measured and adjusted its deferred tax balances requiring a deferred tax expense charge of $422,910, which significantly contributed to our net loss of $327,000 for 2017.

Our current business strategy includes diversifying our loan portfolio to increase our non-residential lending, including commercial and multi-family real estate lending, commercial lending, student loan originations and increasing our non-interest income, as ways to improve our profitability in future periods.

The majority of our current executive management team has been with Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, a very important part of our operations, we intend to expand our focus on non-residential lending, including commercial and multi-family real estate lending, commercial lending, including SBA lending and student loan financing.

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

At December 31, 2018, $18.2 million, or 42.2%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2013 through 2017 are provided below:

●	The homeownership rate in Westchester County was 61.5%, compared to 54.0% in the State of New York;

●	The median home value was $513,300, compared to $293,000 in the State of New York;

●	The median household income in Westchester County was $89,968 compared to $62,765 in the State of New York;

●	Approximately 47.7% of the population of Westchester County held a bachelor’s degree or higher, compared to 35.3% in the State of New York; and

●	Approximately 8.5% of the population of Westchester County had incomes below poverty level, compared to 14.1% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2013 through 2017:

●	The homeownership rate in Putnam County and Rockland County was 81.9% and 68.9%, respectively, compared to 54.0% in the State of New York;

●	The median home value in Putnam County and Rockland County was $357,700 and $425,100, respectively, compared to $293,000 in the State of New York;

●	The median household income in Putnam County and Rockland County was $99,608 and $88,571, respectively, compared to $62,765 in the State of New York;

●	Approximately 38.5% and 40.4% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 35.3% in the State of New York; and

●	Approximately 5.4% and 13.3% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 14.1% in the State of New York.

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

We are a small community savings institution and as of June 30, 2018 (the latest date for which information is available), our market share was 0.06% of total FDIC-insured deposits in Westchester, making us the 29th largest out of 33 financial institutions in Westchester County based upon deposit share as of that date.

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2018, $18.2 million, or 42.2%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2018, $15.6 million, or 36.1% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions, including the origination of SBA loans. We also offer student loans, commercial loans that are not real estate secured, home equity lines of credit and other loans. At December 31, 2018, $8.0 million, or 18.6% of our loan portfolio was comprised of student loans and $1.3 million, or 3.1%, was comprised of commercial loans, home equity and passbook loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2018 purchased loans accounted for $10.1 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$18,239	42.2%	$22,328	45.6%
Commercial and multi-family residential	15,640	36.1%	14,636	29.9%
Home equity lines of credit	28	0.1%	433	0.9%
Student loans	8,025	18.6%	10,151	20.7%
Commercial and other loans	1,317	3.0%	1,424	2.9%
Total loans receivable	43,249	100.0%	48,972	100.0%
Less:
Deferred loan fees (costs and premiums)	(261)		(333)
Allowance for loan losses	408		507

Total loans receivable, net	43,102		48,798

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to-four	Commercial and multi-
	family	family
	residential	residential	Home Equity
	real estate	real estate	lines of	Student	Other
	loans	loans	credit	Loans	loans	Total

Due During the
Years Ending
December 31,

2019	$54,735	$1,444,283	$-	$-	$602,142	$2,101,160
2020	94,444	341,647	-	-	-	$436,091
2021	22,805	-	-	117,292	-	$140,097
2022 to 2023	64,989	2,608,136	10,723	671,809	235,553	$3,591,210
2024 to 2028	3,717,774	7,377,926	5,800	4,007,529	395,408	$15,504,437
2029 to 2033	4,497,379	2,532,683	11,202	17,787	-	$7,059,051
2034 and beyond	9,787,079	1,335,558	-	3,210,171	83,442	$14,416,250
	$18,239,205	$15,640,233	$27,725	$8,024,588	$1,316,545	$43,248,296

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2018, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2019.

Due after December 31, 2019
	Fixed	Adjustable	Total
Real estate loans:	(In thousands)
One-to four-family residential	$15,410	$2,775	$18,185
Commercial and multi-family residential	$8,860	5,335	$14,195
Home equity lines of credit	$-	28	28
Student loans	$4,778	3,246	8,024
Commercial and other loans	$236	479	715
Total loans	$29,284	$11,863	$41,147

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2018, $18.2 million, or 42.2% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2018, 84.5% of our one- to four-family residential real estate loans were fixed-rate loans, and 15.5% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of January 1, 2019 was generally $484,350 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2018, we had $15.6 million in commercial and multi-family real estate loans, representing 36.1% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our emphasis on originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.9 million at December 31, 2018. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2018, our average commercial real estate loan had a balance of $494,000. At that same date, our largest commercial real estate relationship totaled $1.5 million and was performing in accordance with its repayment terms.

Student Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans totaled $3.3 million at December 31, 2018. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans totaled $4.7 million at December 31, 2018. At December 31, 2018, student loans totaled $8.0 million and represented 18.6% of our loan portfolio.

Management believes that offering student loans and other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Student loans and other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Commercial Loans and Other. To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2018, commercial and other loans totaled $1.3 million, or 3.1% of our loan portfolio.

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

At December 31, 2018, the average loan balance of our outstanding home equity lines of credit was $9,000, and the largest outstanding balance of any such loan was $11,000. This loan was performing in accordance with its repayment terms at December 31, 2018.

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

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2018, these types of purchased loans accounted for $10.1 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2018	2017
	(In thousands)
Total loans at beginning of year	$48,972	$48,372
Loans originated:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	3,252	2,543
Home equity lines of credit	-	63
Total real estate loans	3,252	2,606

Student loans	-	191
Other	-	1,638
Total loans originated	$3,252	$4,435

Loans Purchased:
One-to four-family residential	-	1,413
Commercial and multi-family	-	-
Student loans	-	5,713
Total Loans Purchased	$-	$7,126

Loans Sold:
Commercial and multi-family	-	-
Other	-	835
Total Loans Sold	$-	$835
Deduct:
Principal repayments	$8,976	$10,126
Net loan activity	$(5,724)	$600
Total loans at end of year	$43,248	$48,972

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2018, our largest credit relationship totaled $1.5 million and was secured by commercial real estate. At December 31, 2018, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.3 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent for
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Real estate loans:
One to four-family residential	-	$-	1	$49	1	$49
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	4	38	-	-	4	38
Other loans	-	-	-	-
Total	4	$38	1	$49	5	$87

At December 31, 2017
Real estate loans:
One to four-family residential	1	$177	2	$336	3	$513
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	3	48	1	27	4	75
Other loans	-	-
Total	4	$225	3	$363	7	$588

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	249	599
Commercial and multi-family	-	-
Home equity lines of credit	-	16
Student loans	-	-
Other	-	-
Total	249	615

Accruing loans 90 days or more past due
Real estate loans:
One-to four-family residential	49	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student loans	-	27
Other	-	-
Total loans 90 days or more past due	49	27

Total non-performing loans	298	642

Real estate owned
Other non-performing assets	-	-
	-	-
Total non-performing assets	298	642

Troubled debt restructurings:
Real estate loans:
One-to four family residential	249	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other	-	-
Total	249	-

Ratios:
Total non-performing loans to total loans	0.69%	1.31%
Total non-performing loans to total assets	0.37%	0.76%
Total non-performing assets to total assets	0.37%	0.76%

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $25,300. Interest income recognized on such loans for the year ended December 31, 2018 was $14,100.

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2018 and 2017.

	At December 31,
	2018	2017
	(In thousands)
Classification of Assets
Substandard	$274	$566
Doubtful	-	-
Loss	-	-

Total Classified Asstes	274	566
Special Mention	49	49

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2018, we had no potential problem loans that are not accounted for above under “ – Classified Assets.” Please see “ – Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2018.

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

For 2018 and 2017, we recorded a provision of $3,800 and $40,000, respectively. The allowance for loan losses was $408,000, or 0.94% of total loans, at December 31, 2018, compared to $507,000, or 1.04% of total loans, at December 31, 2017. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2018	2017
	(In thousands)
Balance at beginning of year	$507	$467

Charge-offs:
Real estate loans:
One-to four-family residential	91	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student Loans	12	-
Other loans	-	-
Total charge-offs	103	-

Recoveries:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-
Total recoveries	-	-

Net Charge-offs	103	-
Provision for loan losses	4	40
Balance at end of year	$408	$507

Ratios:
Net charge-offs to average loans outstanding	0.23%	-%
Allowance for loan losses to non-performing loan at end of year	136.9%	79.0%
Allowance for loan losses to total loans at end of year	0.94%	1.04%

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

	At December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
Real estate loans:
One-to four-family residential	145	35.5%	42.2%	$318	62.7%	45.6%
Commercial and multi-family residential	128	31.4%	36.1%	121	23.9%	29.9%
Home equity lines of credit	1	0.3%	0.10%	4	0.8%	0.9%
Student loans	122	29.9%	18.6%	54	10.7%	20.7%
Other loans	12	2.9%	3.0%	10	1.9%	2.9%
Total allowance for loan losses	408	100%	100.00%	507	100.0%	100.0%

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

Our investment committee, consisting of our President and Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Our President and Chief Executive Officer and our Chief Financial Officer are each authorized to execute purchases or sales of securities of up to $2.0 million. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2018, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions. Additionally, as a member of the Federal Home Loan Bank of New York (FHLB), we are required to purchase stock in the FHLB and at December 31, 2018, we owned $246,000 in FHLB stock. At December 31, 2018, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Community Bankers Bank) at the dates indicated.

	At December 31,
	2018		2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities held to maturity:
U.S. government and agency securities	$-	$-	$-	$-
Mortgage-backed securities	81	82	108	112
State, county, and municipal obligations	548	541	549	560
Total securities held to maturities	629	623	657	672

Securities available for sale:
U.S. government and agency securities	3,000	2,971	2,999	2,978
Mortgage-backed securities	27,166	26,456	26,593	26,198
Total securities available for sale	$30,166	$29,427	$29,592	$29,176

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held to maturity:
US government and agency securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	$-	-%
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$81	3.18%	$81	$82	3.18%
State, county and municipal securities	$201	1.27%	$-	-%	$-	-%	$347	3.27%	$548	$541	2.53%
Total securities held to maturity	$201	1.27%	$-	-%	-	-%	$428	3.25%	$629	$623	2.62%

Securities available for sale:
US government and agency securities	$1,000	1.52%	$2,000	1.88%	$-	-%	$-	-%	$3,000	$2,971	1.76%
Mortgage-backed securities	$-	-%	$1,268	1.43%	$1,933	1.93%	$23,965	2.47%	$27,166	$26,456	2.39%
Total securities available for sale	$1,000	1.52%	$3,268	1.70%	$1,933	1.93%	23,965	2.47%	$30,166	$29,427	2.32%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the Federal Home Loan Bank to fund our operations and we had $3.75 million and $0 in advances at December 31, 2018 and 2017, respectively.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2018, $19.8 million, or 31.1% of our total deposit accounts were certificates of deposit, of which $13.0 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2018			2017
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(In thousands)
Deposit Type
Non-interest-bearing
Checking	$4,722	6.9%	0%	$4,597	6.7%	0%
NOW	12,147	17.8%	0.05%	11,556	16.9%	0.05%
Savings	25,939	37.9%	0.12%	29,380	43.0%	0.11%
Money Market	3,372	4.9%	0.09%	3,184	4.7%	0.09%
Certificates of Deposits	22,222	32.5%	1.04%	24,735	36.2%	0.75%
	$68,402	100%	0.40%	$73,452	107%	0.31%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017
	(In thousands)
Interest Rate:
Less than 2.00%	16,103	24,123
2.00% to 2.99%	3,712	-
3.00% to 3.99%	-	-
4.00% to 4.99%	-	-
5.00% and above	-	-
Total	19,815	24,123

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2018
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate Range:
Less than 2.00%	$12,113	$2,600	$588	$802	$16,103	81.3%
2.00% to 2.99%	$880	$2,559	$273	$-	$3,712	18.7%
3.00% to 3.99%	$-	$-	$-	$-	$-	0%
4.00% to 4.99%	$-	$-	$-	$-	$-	0%
					$-	0%
Total	$12,993	$5,159	$861	$802	$19,815	100%

As of December 31, 2018, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $9.1 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2018
(In thousands)
Three months or less	$1,565
Over three through six months	1,801
Over six months through one year	2,254
Over one year to three years	3,493
Over three years	-
Total	$9,113

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

	At of For the Years Ended December 31,
	2018	2017
	(In thousands)
Balance at end of period	$3,750	$-
Average balance during period	1,147	1,550
Maximum outstanding at any month end	4,700	3,700
Interest rate at end of period	2.62%	N/A
Average interest rate during period	2.7%	1.0%

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

Employees

As of December 31, 2018, we had 11 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Examinations and Assessments. Sunnyside Federal is primarily supervised by the OCC, and as such is required to file reports with and is subject to periodic examination by the OCC. Sunnyside Federal also is required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Sunnyside Federal has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At December 31, 2018, Sunnyside Federal’s capital exceeded all applicable requirements.

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2018, Sunnyside Federal met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Sunnyside Federal satisfied the QTL test.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

Insurance of Deposit Accounts. Sunnyside Federal is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Sunnyside Federal are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for banks with less than $10 billion of assets currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Sunnyside Federal. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

Proposed Federal Regulation

On September 10, 2018, the OCC issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017 to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The proposed rule is subject to change, and the OCC will issue a final rule after reviewing all comments on the proposal.

Other Regulations

Interest and other charges collected or contracted for by Sunnyside Federal are subject to state usury laws and federal laws concerning interest rates. Sunnyside Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Sunnyside Federal also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, Sunnyside Federal was in compliance with this requirement.

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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, the Federal Reserve Board has extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of recent legislation, increased the threshold for the exception from $1.0 billion in assets to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2018, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years. At December 31, 2018, Sunnyside Federal had $1,696,000 of federal net operating loss carry-forwards and $3,172,000 of New York State net operating loss carry-forwards available for future use.

On December 22, 2017, the President signed into law the Tax Act. The new law reduced the federal corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was $422,910.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any non-deducted loss remaining after the five year carryover period is not deductible.

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

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate was not reduced until 2016. In addition, the Company’s minimum tax increased from approximately $10,000 to $18,000 per year. Also, as a result of the New York tax law changes, the Company recorded a valuation allowance on its entire New York deferred tax asset which totals $197,000 as of December 31, 2018. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.1 million at December 31, 2018.

ITEM 3. Legal Proceedings

At December 31, 2018, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

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

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2018 and 2017:

2018	High Sale	Low Sale
Quarter ended December 31	$14.25	$12.00
Quarter ended September 30	$16.23	$13.65
Quarter ended June 30	$16.75	$16.10
Quarter ended March 31	$17.00	$16.20

2017	High Sale	Low Sale
Quarter ended December 31	$17.00	$15.50
Quarter ended September 30	$15.50	$13.60
Quarter ended June 30	$14.10	$13.20
Quarter ended March 31	$14.20	$12.76

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of December 31, 2018 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan”) which was approved by stockholders on September 16, 2014.

	Number of Securities to be issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Stockholders	0	n/a	92,655	(1)
Equity Compensation Plans Not Approved by Stockholders	0	n/a	0
Total	0	n/a	92,655

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2018 and December 31, 2017 and our results of operations for the years ended December 31, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2018, $18.2 million or 42.2% of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans; $15.6 million or 36.1% was comprised of commercial and multi-family real estate loans, $8.0 million or 18.6% was comprised of student loans and $1.3 million, or 3.1%, was comprised of commercial, home equity and passbook loans.

As a result of our conservative underwriting and credit monitoring processes, we had $298,000 in non-performing assets at December 31, 2018 and $642,000 at December 31, 2017. There were $87,000 of delinquent loans at December 31, 2018 compared to $588,000 of delinquent loans at December 31, 2017.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank to fund our operations and we had $3.75 million and $0 in advances at December 31, 2018 and 2017, respectively.

A majority of the members of our current executive management team joined Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, a very important part of our operations, we intend to diversify our focus on non-residential lending, including commercial and multi-family real estate lending, student loan financing and commercial lending, including Small Business Administration (SBA) lending.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2018, 98.2% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total assets decreased $5.2 million, or 6.2%, to $79.7 million at December 31, 2018 from $84.9 million at December 31, 2017. The decrease was primarily the result of a decrease in net loans.

Securities available for sale increased $251,000, or 0.9%, to $29.4 million at December 31, 2018 from $29.2 million at December 31, 2017 while securities held to maturity decreased $28,000, or 4.3%, to $629,000 at December 31, 2018 from $657,000 at December 31, 2017. The increase in securities available for sale was primarily due to purchases of government and mortgage-backed securities exceeding maturities and pay-downs while the decrease in securities held to maturity was primarily due to pay-downs on mortgage backed securities.

Net loans receivable decreased $5.7 million, or 11.7%, to $43.1 million at December 31, 2018 from $48.8 million at December 31, 2017. The decrease in loans receivable during 2018 was primarily due to a decrease of $4.1 million, or 18.3% in the one-to four- family residential loan portfolio and a decrease of $2.1 million, or 20.9% in the student loan portfolio, partly offset by a $1.0 million, or 6.9% increase in the Commercial and Multi-family loan portfolio.

Cash and cash equivalents remained relatively unchanged at $1.2 million at December 31, 2018 compared to $1.3 million at December 31, 2017.

Principal payments, calls and maturities reduced the held to maturity securities portfolio by $28,000, or 4.3%. Purchases of securities available for sale exceeded principal payments, calls and maturities by $735,000.

At December 31, 2018, our investment in bank-owned life insurance was $2.3 million, an increase of $61,000, or 2.7%, from $2.3 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $140,000, or 20.5%, to $823,000 at December 31, 2018 from $682,000 at December 31, 2017. The increase resulted primarily from an increase in unrealized losses on securities.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses decreased $21,000, or 8.3%, to $228,000 at December 31, 2018 from $248,000 at December 31, 2017 primarily due to a $65,000 decrease in prepaid assets partly offset by a $42,000 increase in receivables.

Total deposits decreased $8.9 million, or 12.3%, to $63.7 million at December 31, 2018 from $72.6 million at December 31, 2017. The decrease was primarily due to lower certificates of deposit, savings, NOW and non-interest bearing balances. Certificates of deposits decreased $4.3 million, or 17.9% primarily due to a $3.0 million Broker Deposit that matured. Savings deposits decreased $3.3 million, or 15.2%. NOW balances decreased $505,000 or 4.2%, while non-interest bearing checking decreased $525,000 or 10.9%.

We had $3.75 million in Federal Home Loan Bank advances outstanding at December 31, 2018 and $0 at December 31, 2017. At December 31, 2018, we had the ability to borrow approximately $23.9 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2018, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $410,000, or 3.6%, to $10.9 million at December 31, 2018 compared to $11.3 million at December 31, 2017 primarily due to an increase in unrealized losses in our investment portfolio which is included in accumulated other comprehensive loss partly offset by our net income of $52,000 for 2018.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General.

For the year ended December 31, 2018, the Company’s net income increased $379,000 to $52,000 compared to a net loss of $327,000 in 2017. Net interest income decreased $169,000 while non-interest income decreased $87,000, partly offset by a decrease of $201,000 in non-interest expense and a $37,000 decrease in the provision for loan losses.

On December 22, 2017, the President signed into law the Tax Act. The new law reduced the federal corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. Under ASC 740, “Income Taxes”, companies are required to recognize the effect of tax law changes in the period of enactment; therefore, the Company re-measured its deferred tax assets and liabilities at the enacted tax rate expected to apply when its temporary differences are expected to be realized or settled. As of the date of enactment, the resulting impact of the re-measurement of the Company’s deferred tax balances was $422,910. As a result, we had a net loss of $327,000 for 2017.

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

Net Interest Income. Net interest income decreased $169,000, or 6.7%, to $2.4 million for the year ended December 31, 2018 from $2.5 million for the year ended December 31, 2017. The decrease in net interest income was primarily due to a $56,000, or 23.1%, increase in interest expense and a $112,000, or 4.0% decrease in interest income.

Interest income on loans decreased $182,000, or 8.4%, primarily due to decreases in the loan balances. Interest income on investment securities decreased $3,000 or 5.2%, primarily due to lower rates and balances. Interest income on mortgage-backed securities increased $91,000 or 18.1%, primarily due to an increase in yields. Interest income on federal funds sold and other interest- earning assets decreased $17,000, or 56.6% mainly due to lower dividends received. The average yield on our loans decreased 2 basis points, and the average yield on our mortgage-backed securities increased 39 basis points while the average yield on investment securities decreased 6 basis points during 2018. Our net interest rate spread decreased 4 basis points to 3.10% for the year ended December 31, 2018 from 3.14% for the year ended December 31, 2017, and our net interest margin decreased 3 basis points to 3.16% for 2018 from 3.19% for 2017.

Interest and Dividend Income. Interest and dividend income decreased $112,000 to $2.7 million for the year ended December 31, 2018 from $2.8 million for the year ended December 31, 2017. Loan interest income decreased $182,000 or 8.4%, interest on investment securities and mortgage backed securities increased $88,000 or 15.3% and interest on federal funds sold and other earning assets decreased $17,000 or 56.6% compared to 2017.

Interest income on loans decreased $182,000, or 8.4%, to $2.0 million for the year ended December 31, 2018 from $2.2 million for the year ended December 31, 2017. The decrease resulted primarily from a decrease in average loan balances of $3.9 million in 2018 to $44.7 million from $48.7 million in 2017 and a 2 basis point decrease in the yield to 4.45% in 2018 from 4.47% for 2017.

Interest income on mortgage-backed securities increased $91,000 to $594,000 primarily due to a 39 basis point increase in yield from 1.90% in 2017 to 2.29% in 2018 partly offset by a $525,000 decrease in average balances. Interest and dividend income of federal funds sold and other earning assets decreased $17,000 to $13,000 mainly due to a 259 basis point decrease in yield from 6.11% in 2017 to 3.52% in 2018 as well as a decrease in average balances of $138,000.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, increased $56,000 to $300,000 for the year ended December 31, 2018 from $243,000 for the year ended December 31, 2017. The cost of interest-bearing deposits and borrowings increased 11 basis points to 0.46% for 2018 compared to 0.35% for 2017, mainly reflecting an increase in rates paid on certificates of deposit and FHLB advances, partly offset by a reduction of average balances. For the year ended December 31, 2018, average balances for certificates of deposit and FHLB borrowings decreased $2.5 million and $403,000, respectively, compared to 2017.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $4,000 for the year ended December 31, 2018 compared to $40,000 for the year ended December 31, 2017. The decrease was mainly due to lower provisions for the residential loan portfolio, partly offset by an increase in the student loan provision in 2018 compared to 2017. The allowance for loan losses was $408,000 at December 31, 2018 compared to $507,000 at December 31, 2017. We had $298,000 in non-performing loans at December 31, 2018 and $642,000 at December 31, 2017. During the years ended December 31, 2018 and 2017 we had loan charge-offs of $103,000 and $0, respectively. There were no recoveries in 2017 and 2018.

Noninterest Income. Noninterest income decreased $87,000, or 33.6% to $173,000 for the year ended December 31, 2018 from $260,000 for the year ended December 31, 2017. The decrease was primarily due to a $60,000 decrease in gains on the sale of loans and a $34,000 decrease in gains on the sale of securities in 2018 partly offset by a $7,000 increase in fees and service charges.

Noninterest Expense. Noninterest expense decreased $201,000, or 7.5%, to $2.5 million for the year ended December 31, 2018 from $2.7 million for the year ended December 31, 2017. Compensation and benefits decreased $179,000, or 12.8%, to $1.2 million for 2018 from $1.4 million for 2017, primarily due to lower salary, health care and defined benefit plan expenses partly offset by higher ESOP expenses. Occupancy and equipment expense decreased $22,000, or 7.4%, primarily due to lower taxes and utilities expense partly offset by higher repair costs. Data processing fees increased $2,000 or 0.8%, primarily due to higher costs related to the Bank’s core processing. Professional fees increased $52,000, or 13.2%, primarily due to higher legal fees. Other expense decreased $32,000, or 15.8%, primarily due to lower insurance premiums, loan and subscription expenses, and staff development expenses. Advertising expense decreased $19,000 or 36.8%, primarily due to marketing initiatives in 2017 not undertaken in 2018. FDIC insurance premiums decreased $4,000 or 14.7%. The FDIC changed their assessment methodology which resulted in a decrease in costs due to the Bank’s lower risk profile.

Income Tax Expense. We recorded income tax expense of $14,000 for the year ended December 31, 2018 based on income before taxes of $66,000. In 2017, we recorded an income tax expense of $412,000 based on income before taxes of $85,000 and deferred tax expense of $423,000, as a result of the enactment of the “Tax Cuts and Jobs Act of 2017” which lowered the corporate income tax rate for the Company from 34% to 21%.

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

	For the Years Ended December 31,
	2018			2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost
				(In thousands)
Interest-earning assets:
Loans:	$44,733	$1,992	4.45%	$48,677	$2,175	4.47%
Investment securities	3,786	64	1.69%	3,822	67	1.75%
Mortgage-backed securities	25,984	594	2.29%	26,509	503	1.90%
Fed funds sold and other interest-earning assets	369	13	3.52%	507	31	6.11%
Total interest-earning assets	74,872	2,663	3.56%	79,515	2,776	3.49%
Non-interest-earning assets	6,607			8,448
Total assets	$81,479			$87,963

Interest Bearing Liabilities
Transaction Accounts	$12,147	$6	0.05%	$11,556	$6	0.05%
Regular Savings	25,939	30	0.12%	29,380	33	0.11%
Money Markets	3,372	3	0.09%	3,184	3	0.09%
Certificates of Deposits	22,222	230	1.04%	24,735	186	0.75%
Advances from FHLB of NY	1,147	31	2.70%	1,550	16	1.03%
Total Interest Bearing Liabilities	64,827	300	0.46%	70,405	244	0.35%
Non-Interest Bearing Liabilities	5,700			5,946
Total Liabilities	70,527			76,351

Equity	10,952			11,612
Total Liabilities and Equity	$81,479			$87,963
Net Interest Income		$2,363			$2,532
Interest Rate Spread (1)			3.10%			3.14%
Net Interest-Earning Assets (2)	$5,323			$9,110
Net Interest Margin (3)		3.16%			3.19%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	115.50%			112.94%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

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

	For the Years Ended December 31 2018 vs. 2017 Increase (Decrease) Due to
			Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(173)	$(10)	(183)
Investment Securities	(1)	(2)	(3)
Mortgage-backed securities	(10)	101	91
Fed funds sold and other interest-earning assets	(7)	(11)	(18)
Total Interest Income	(191)	78	(113)

Interest-bearing liabilities:
NOW accounts	-	-	-
Regular savings	(5)	2	(3)
Money Market	-	-	-
Certificates of deposit	(21)	65	44
Other borrowings	(5)	20	15
Total interest expense	(31)	87	56

Increase (decrease) in net interest income	$(160)	$(9)	$(169)

Management of Market Risk

General. Our most significant form of market risk is interest rate risk. As a financial institution, we have a majority of assets and liabilities that are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate, one- to four-family residential real estate loans and securities, which we have funded primarily with deposits. Historically we have retained in our portfolio all of the one- to four-family residential real estate loans that we have originated. We have revised our business strategy with an increased emphasis on the origination of commercial and multi-family real estate loans, student loans and commercial loans. Such loans generally have shorter maturities than one- to four-family residential real estate loans. Additionally, subject to favorable market conditions, we will consider the sale or brokerage of certain newly originated longer-term (terms of 15 years or greater), one- to four-family residential real estate loans rather than retain all of such loans in portfolio as we have done in the past. Additionally, we have implemented a Small Business Administration (“SBA”) lending program and we will consider selling the government-guaranteed portions of such loans to generate additional fee income and manage interest rate risk. We are an SBA-approved lender.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2018 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
(In thousands)
+400	$1,718	-20.43%
+300	$1,887	-12.60%
+200	$2,019	-6.48%
+100	$2,115	-2.04%
Level	$2,159	0.00%
-100	$2,164	0.23%

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

We do not engage in hedging activities, such as investing in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2018, we had the capacity to borrow approximately $23.9 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2018, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2018 and 2017, we had $3.75 million and $0 in outstanding advances from the Federal Home Loan Bank of New York.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2018, loan originations and purchases totaled $3.3 million and $0, respectively, compared to originations and purchases of $4.4 million and $7.1 million, respectively, for the year ended December 31, 2017. Purchases of investment and mortgage-backed securities totaled $8.6 million for the year ended December 31, 2018 and $12.6 million for the year ended December 31, 2017.

Total deposits decreased $8.9 million during the year ended December 31, 2018, while total deposits decreased $1.7 million during the year ended December 31, 2017. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2018, certificates of deposit scheduled to mature within one year totaled $13.0 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2018 and 2017, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2018 under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2018. Our Tier 1 and total risked-based capital was $11.9 million and $12.3 million, respectively, or 25.9% and 26.8% of total risk weighted assets at December 31, 2018. At December 31, 2017, our Tier 1 and total risked-based capital was $11.7 million and $12.3 million, respectively, or 24.8% and 25.9% of risk weighted assets.

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

Recent Accounting Pronouncements

Please see Note 1 to our audited financial statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the directors and officers will be included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held on June 12, 2019 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2018 and 2017;

(C)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017;

(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018 and 2017;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Sunnyside Bancorp(1)
3.2	Bylaws of Sunnyside Bancorp(1)
4	Form of Common Stock Certificate of Sunnyside Bancorp(1)
10.1	Form of Employment Agreement with Timothy D. Sullivan(2)
10.2	Form of Employment Agreement with Gerardina Mirtuono(3)
10.3	Form of Employee Stock Ownership Plan(1)
10.4	Form of Employment Agreement with Edward Lipkus(4)
10.5	Sunnyside Bancorp 2014 Equity Incentive Plan(5)
10.6	Amendments to Employment Agreement with Timothy D. Sullivan (5)(6)
10.7	Amendments to Employment Agreement with Gerardina Mirtuono(5)(6)
10.8	Amendments to Employment Agreement with Edward Lipkus(5)(6)

21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2018, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

1	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

2	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed on June 22, 2015.

3	Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2014.

4	Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015.

5	Incorporated by reference to the Company’s proxy statement filed on August 11, 2014.

6	Incorporated by reference to the Current Report on Form 8-K filed on March 23, 2018.

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

SUNNYSIDE BANCORP

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits. Fontanella Associates LLC is a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and is required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of my audits, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

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

March 28, 2019

142 Totowa Road, Suite 105 ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2018	2017
Assets

Cash and cash equivalents	$1,217,621	$1,229,036
Securities held to maturity, net; approximate fair value of $623,000 (2018) and $672,000 (2017)	628,526	656,838
Securities available for sale	29,426,745	29,175,525
Loans receivable, net	43,101,525	48,798,072
Premises and equipment, net	1,108,873	1,229,457
Federal Home Loan Bank of New York and other stock, at cost	330,800	166,800
Accrued interest receivable	516,757	490,239
Cash surrender value of life insurance	2,319,802	2,258,324
Deferred income taxes	822,538	682,438
Other assets	227,540	248,268

Total assets	$79,700,727	$84,934,997

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$63,658,430	$72,558,814
Advances from Federal Home Loan Bank of New York	3,750,000	-
Advances from borrowers for taxes and insurance	536,712	482,024
Other liabilities	890,473	618,646

Total liabilities	68,835,615	73,659,484

Commitments and contingencies	-	-

Stockholders' equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,064,299	7,030,530
Unallocated common stock held by the Employee Stock Ownership Plan	(422,184)	(444,394)
Retained earnings	6,204,754	6,152,648
Accumulated other comprehensive (loss)	(1,989,692)	(1,471,206)

Total stockholders' equity	10,865,112	11,275,513

Total liabilities and stockholders' equity	$79,700,727	$84,934,997

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31,
	2018	2017

Interest and dividend income:
Loans	$1,992,454	$2,174,922
Investment securities	63,868	67,363
Mortgage-backed securities	593,738	502,741
Federal funds sold and other earning assets	13,293	30,636

Total interest and dividend income	2,663,353	2,775,662

Interest expense:
Deposits	268,788	228,021
Borrowings	30,955	15,465

Total interest expense	299,743	243,486

Net interest income	2,363,610	2,532,176

Provision for loan losses	3,800	40,342

Net interest income after provision for loan losses	2,359,810	2,491,834

Non-interest income:
Fees and service charges	111,281	104,620
Net gain on sale of securities	-	34,373
Net gain on sale of loans	-	60,157
Income on bank owned life insurance	61,478	60,976
Total non-interest income	172,759	260,126

Non-interest expense:
Compensation and benefits	1,220,938	1,399,958
Occupancy and equipment, net	273,733	295,567
Data processing service fees	296,520	294,157
Professional fees	450,343	397,867
Federal deposit insurance premiums	20,966	24,586
Advertising and promotion	31,876	50,433
Other	172,299	204,677
Total non-interest expense	2,466,675	2,667,245
Income before income taxes	65,894	84,715
Income tax	13,788	411,764

Net income (loss)	$52,106	$(327,049)

Basic and diluted earnings (loss) per share	$0.07	$(0.44)
Weighted average shares outstanding basic and diluted	750,014	748,046

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2018	2017

Net income (loss)	$52,106	$(327,049)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net gain (loss) arising during the period	(381,246)	71,191
Amortization of loss included in net periodic plan cost	48,406	51,878
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(323,474)	356,669

Other comprehensive income (loss), before tax	(656,314)	479,738

Income tax expense (benefit) related to items of other comprehensive income	(137,828)	163,148

Other comprehensive income (loss), net of tax	(518,486)	316,590

Comprehensive income (loss)	$(466,380)	$(10,459)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

		Additional	Unallocated Common Stock		Accumulated Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2016	7,935	6,998,363	(466,606)	6,237,637	(1,545,736)	11,231,593

Net Loss	-	-	-	(327,049)	-	(327,049)

ESOP shares allocated or committed to be released	-	10,117	30,723	-	-	40,840

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for ESOP	-	-	(8,511)	-	-	(8,511)

Reclassification adjustment for the income tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income (loss)	-	-	-	242,060	(242,060)	-

Other comprehensive income, net of tax	-	-	-	-	316,590	316,590

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net Income	-	-	-	52,106	-	52,106

ESOP shares allocated	-	11,719	37,698	-	-	49,417

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for ESOP	-	-	(15,488)	-	-	(15,488)

Other comprehensive income, net of tax	-	-	-	-	(518,486)	(518,486)

Balance at December 31, 2018	$7,935	$7,064,299	$(422,184)	$6,204,754	$(1,989,692)	$10,865,112

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$52,106	$(327,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	135,016	135,919
Amortization of premiums and accretion of discounts, net	161,811	239,324
Amortization of deferred loan fees and costs, net	90,885	67,626
Provision for loan losses	3,800	40,342
Net gain on sales of securities	-	(34,373)
Net gain on sales of loans	-	(60,157)
Increase in accrued interest receivable	(26,518)	(47,177)
Increase in cash surrender value of life insurance	(61,478)	(60,976)
Deferred income taxes	(2,272)	424,989
Net decrease in other assets	20,728	182,888
Net decrease in other liabilities	(61,013)	(321,774)
Amortization of stock compensation plans	71,467	62,890
Net cash provided by operating activities	384,532	302,472

Cash flows from investing activities:
Purchases of securities available for sale	(8,573,949)	(12,619,769)
Repayments and maturities of securities held to maturity	27,235	239,520
Repayments and maturities of securities available for sale	7,838,521	12,894,208
Proceeds from sales/calls of securities held to maturity	-	3,091,223
(Purchase) redemption of Federal Home Loan Bank and other stock	(164,000)	168,220
Loans purchased	-	(7,126,027)
Proceeds from sales of loans	-	942,866
Loan originations, net of principal repayments	5,601,862	5,382,340
Purchases of bank premises and equipment	(14,432)	(29,722)
Net cash provided by investing activities	4,715,237	2,942,859

Cash flows from financing activities:
Net decrease in deposits	(8,900,384)	(1,728,782)
Net increase (decrease) in short term borrowings	3,750,000	(3,000,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	54,688	(202,444)
Purchase of stock for ESOP	(15,488)	(8,511)
Net cash used in financing activities	(5,111,184)	(4,939,737)

Net decrease in cash and cash equivalents	(11,415)	(1,694,406)

Cash and cash equivalents at beginning of year	1,229,036	2,923,442

Cash and cash equivalents at end of year	$1,217,621	$1,229,036
Supplemental Information:

Cash paid for:
Interest	$299,398	$244,646
Income taxes, net	$15,300	$12,000

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

Business

Sunnyside Federal Savings and Loan Association of Irvington is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences, commercial and multi-family real estate loans and student loans as well as mortgage-backed and other securities. To a significantly lesser extent, funds are invested in commercial loans, home equity and other loans (consisting primarily of loans secured by deposits and marketable securities). Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). As a federally-chartered savings association, the Association’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2018 and 2017, the Company had no securities classified as trading.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2018 and 2017. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The amount of interest and penalties for the years ended December 31, 2018 and 2017 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2014.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of December 31, 2018, through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

Substantially all of the Company’s interest income and certain noninterest income were not impacted by the adoption of this ASU because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP. The Company’s largest source of noninterest revenue which is subject to the guidance is service charges on deposit accounts. The Company adopted ASU 2014-09 on January 1, 2018. The adoption of ASU 2014-09 did not change the timing and pattern of the Company’s revenue recognition related to scoped-in noninterest income. The adoption did not have a material impact on the Company’s consolidated financial statements. See footnote 15, Revenue Recognition, for further details.

Reclassification

Certain amounts for the year ended December 31, 2017 have been reclassified to conform to the current year’s presentation.

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

3. SECURITIES

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,788	$-	$6,675	$541,113
Mortgage-backed securities	80,738	1,517	-	82,255

	$628,526	$1,517	$6,675	$623,368

Securities available for sale:
U.S. government and agency obligations	$2,999,797	$-	$28,746	2,971,051
Mortgage-backed securities	27,166,429	5,387	716,122	26,455,694

	$30,166,226	$5,387	$744,868	$29,426,745

3. SECURITIES (Cont’d)

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$549,011	$11,595	$1,036	$559,570
Mortgage-backed securities	107,827	4,390	-	112,217

	$656,838	$15,985	$1,036	$671,787

Securities available for sale:
U.S. government and agency obligations	$2,999,229	$75	$21,508	2,977,796
Mortgage-backed securities	26,592,303	-	394,574	26,197,729

	$29,591,532	$75	$416,082	$29,175,525

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $249,000, $15.5 million, $9.3 million, and $2.2 million, respectively, at December 31, 2018 ($316,000, $14.5 million, $9.3 million, and $2.6 million, respectively, at December 31, 2017).

There were no proceeds from the sale/call of securities available for sale for the years ended December 31, 2018 and 2017, respectively.

Proceeds from the sale/calls of securities held to maturity amounted to $0 and $3.1 million for the years ended December 31, 2018 and 2017, respectively. Net gains of $0 and $34,000 were recognized on these sales, respectively. The sale of the securities occurred after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due to prepayments on the debt securities.

The following is a summary of the amortized cost and fair value of securities at December 31, 2018 and 2017, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$201,208	$200,316	$999,797	$988,380
After one to five years	-	-	3,268,006	3,220,881
After five to ten years	-	-	1,933,095	1,877,699
After ten years	427,318	423,052	23,965,328	23,339,785

	$628,526	$623,368	$30,166,226	$29,426,745

3. SECURITIES (Cont’d)

	December 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	202,658	201,622	3,324,388	3,297,519
After five to ten years	-	-	3,427,174	3,371,664
After ten years	454,180	470,165	22,839,970	22,506,342

	$656,838	$671,787	$29,591,532	$29,175,525

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2018 and 2017, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$-	$-	$2,971,051	$28,746
Mortgage-backed securities	2,322,591	13,840	21,274,973	702,282

	2,322,591	13,840	24,246,024	731,028
Securities held to maturity:
State, county, and municipal obligations	340,797	5,783	200,316	892

	$2,663,388	$19,623	$24,446,340	$731,920

	December 31, 2017
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$1,488,655	$11,107	$989,189	$10,401
Mortgage-backed securities	7,791,601	58,819	18,406,128	335,755

	9,280,256	69,926	19,395,317	346,156
Securities held to maturity:
State, county, and municipal obligations	202,658	1,036	-	-

	$9,482,914	$70,962	$19,395,317	$346,156

3. SECURITIES (Cont’d)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2018, a total of 45 securities were in an unrealized loss position (40 at December 31, 2017). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $5.5 million at December 31, 2018 have been pledged to secure advances from the Federal Home Loan Bank of New York.

4. LOANS RECEIVABLE, NET

	2018	2017
Mortgage loans:
Residential 1-4 family	$18,239,205	$22,328,431
Commercial and multi-family	15,640,233	14,635,915
Home equity lines of credit	27,725	433,193

	33,907,163	37,397,539

Other loans:
Secured by savings accounts	-	7,158
Student	8,024,588	10,150,844
Commercial	1,316,545	1,416,661

	9,341,133	11,574,663

Total loans	43,248,296	48,972,202

Less:
Deferred loan fees (costs and premiums), net	(261,061)	(333,105)
Allowance for loan losses	407,832	507,235

	146,771	174,130

	$43,101,525	$48,798,072

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $142,000 and $151,000 at December 31, 2018 and 2017, respectively.

4. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2018	2017

Balance at beginning of year	$507,235	$466,893
Provision for loan losses	3,800	40,342
Charge-offs	(103,203)	-
Recoveries	-	-

Balance at end of year	$407,832	$507,235

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2018 and 2017. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

4. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2018
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$17,941	$15,640	$28	$8,000	$1,316	$42,925
Special Mention	49	-	-	-	-	49
Substandard	249	-	-	25	-	274

Total	$18,239	$15,640	$28	$8,025	$1,316	$43,248

4. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2017
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$21,729	$14,636	$417	$10,151	$1,424	$48,357
Special Mention	49	-	-	-	-	49
Substandard	550	-	16	-	-	566

Total	$22,328	$14,636	$433	$10,151	$1,424	$48,972

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2018
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$49	$49	$18,190	$18,239	$49
Commercial and multi-family	-	-	-	$-	15,640	15,640	-
Home equity lines of credit	-	-	-	$-	28	28	-
Student loans	5	33	-	$38	7,987	8,025	-
Other loans	-	-	-	$-	1,316	1,316	-

	$5	$33	$49	$87	$43,161	$43,248	$49

	December 31, 2017
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$177	$-	$336	$513	$21,815	$22,328	$-
Commercial and multi-family	-	-	-	$-	14,636	14,636	-
Home equity lines of credit	-	-	-	$-	433	433	-
Student loans	48	-	27	$75	10,076	10,151	27
Other loans	-	-	-	$-	1,424	1,424	-

	$225	$-	$363	$588	$48,384	$48,972	$27

4. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Residential 1-4 family	$249	$599
Commercial and multi-family	-	-
Home equity lines of credit	-	16
Student loans	-	-
Other loans		-

Total non-accrual loans	249	615

Accruing loans delinquent 90 days or more	49	27

Total non-performing loans	$298	$642

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $25,300 and $31,300 for the year ended December 31, 2018 and 2017, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $14,100 and $16,800 during the year ended December 31, 2018 and 2017, respectively.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company considers one-to four-family mortgage loans and consumer installment loans to be homogeneous and, therefore, does not generally evaluate them for impairment, unless they are considered troubled debt restructurings. All other loans are evaluated on an individual basis.

The following table presents loans evaluated for impairment by loan type:

Year Ended
December 31, 2018

		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:
1-4 family residential	$248,956	$248,956	$-	$279,678	$-

There were no impaired loans as of December 31, 2017.

The recorded investment in the loan modified in a troubled debt restructuring totaled $248,956 at December 31, 2018, which was current at December 31, 2018 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

4. LOANS RECEIVABLE, NET (Cont’d)

The following table is a comparison of the Company’s troubled debt restructurings by class modified during the year indicated:

Year Ended December 31, 2018
		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled debt restructurings:
1-4 family residential	1	$287,358	$248,956

There were no troubled debt restructured loans during the year ended December 31, 2017.

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	December 31, 2018
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	(82)	7	(3)	80	2	-	4
Charge offs	(91)	-	-	(12)	-	-	(103)

Ending Balance	$145	$128	$1	$122	$12	$-	$408

	Year Ended
	December 31, 2017
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$297	$138	$5	$20	$7	$-	$467
Provision for loan losses	21	(17)	(1)	34	3	-	40

Ending Balance	$318	$121	$4	$54	$10	$-	$507

5. PREMISES AND EQUIPMENT, NET

	December 31,
	2018	2017

Land and land improvements	$766,939	$766,939
Building and building improvements	2,533,246	2,528,451
Furniture, fixtures and equipment	870,159	860,523

	4,170,344	4,155,913
Less accumulated depreciation	(3,061,471)	(2,926,456)

	$1,108,873	$1,229,457

Depreciation expense for the years ended, December 31, 2018 and 2017, was $135,016 and $135,919, respectively.

6. ACCRUED INTEREST RECEIVABLE

	December 31,
	2018	2017

Loans	$427,301	$406,295
Mortgage-backed securities	75,232	72,979
Investment securities	14,224	10,965

	$516,757	$490,239

7. DEPOSITS

	December 31,
	2018		2017
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$4,292,035	0.00%	$4,816,982
NOW accounts	0.05%	11,667,083	0.05%	12,172,345
Regular savings and clubs	0.10%	18,535,375	0.10%	21,864,032
Super saver	0.18%	6,114,479	0.15%	6,168,913
Money market	0.10%	3,234,522	0.10%	3,413,996

		43,843,494		48,436,268

Certificates of deposit	1.30%	19,814,936	0.85%	24,122,546

	0.46%	$63,658,430	0.34%	$72,558,814

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2018	2017
	(In thousands)

One year or less	$12,993	$17,403
Over one to three years	6,020	5,361
Over three years	802	1,359

	$19,815	$24,123

Certificates of deposit with balances of $100,000 or more totaled $9.1 million and $9.3 million at December 31, 2018 and 2017, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2018	2017

NOW	$6,074	$5,764
Savings and clubs	29,759	32,784
Money market	3,355	3,177
Certificates of deposit	229,600	186,295

	$268,788	$228,021

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the Federal Home Loan Bank of New York totaled $3,750,000 and $0 as of December 31, 2018 and 2017, respectively. The advance at December 31, 2018 carried an interest rate of 2.62% and matured on January 4, 2019.

At December 31, 2018, the Company had a borrowing capacity at the FHLB of $23.9 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at December 31, 2018.

See Note 3 to the consolidated financial statements regarding securities pledged as collateral for such advances.

9. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2018	2017

Current tax expense
Federal	$-	$-
State	16,060	18,000

	16,060	18,000

Deferred tax expense (benefit):
Federal	50,100	436,980
State	(27,186)	(76,638)

	22,914	360,342

Change in State valuation allowance, net	(25,186)	33,422

	$13,788	$411,764

9. INCOME TAXES (Cont’d)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017 to the actual income tax expense (benefit):

	December 31,
	2018	2017

Federal income tax expense (benefit)	$13,838	$28,803
Impact of Tax Reform	-	422,910
State income tax expense (benefit)	(8,789)	(15,974)
Income from life insurance	(12,910)	(20,732)
Tax-exempt interest	(2,836)	(4,737)
Other	49,671	(31,928)
Valuation allowance	(25,186)	33,422

Actual income tax	$13,788	$411,764

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017

Deferred tax assets:
Depreciation	$110,774	$102,918
Benefit plan liabilities	80,202	88,510
Allowance for loan losses	124,393	126,770
Charitable contribution carryover	2,950	3,362
Net operating loss carryover	572,342	595,124
Unfunded pension liability	373,617	303,719
Unrealized loss on securities available for sale	155,291	87,361
Other	901	-

	1,420,470	1,307,764

Valuation allowance	(197,022)	(222,208)

Total deferred tax assets	1,223,448	1,085,556

Deferred tax liabilities:
Discounts on investments	759	299
Prepaid benefit plans	375,578	393,200
Net deferred loan costs/fees	24,573	9,476
Other	-	143

Total deferred tax liabilities	400,910	403,118

Net deferred tax assets	$822,538	$682,438

9. INCOME TAXES (Cont’d)

At December 31, 2018, the Company had a federal net operating loss carryover of $1,696,000 and a New York state net operating loss carryover of $3,172,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of New York State tax law changes, a valuation allowance of $197,000 has been established on the entire New York State portion of the net deferred tax asset. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

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

Sunnyside Federal qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, Sunnyside Federal, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2018 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

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

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2018	2017

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,496,881	$2,529,326
Interest cost	104,111	105,571
Actuarial loss	99,149	49,487
Benefits paid	(189,032)	(187,503)

Projected benefit obligation at end of year	2,511,109	2,496,881

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,343,589	2,211,641
Actual return on plan assets	(106,474)	286,545
Employer contributions	34,048	32,906
Benefits paid	(189,032)	(187,503)

Fair value of plan assets at end of year	2,082,131	2,343,589

Funded status of plan included in other liabilities	$(428,978)	$(153,292)

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

As of December 31, 2018 and 2017, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,779,119 and $1,446,279, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $67,402.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2018	2017

Discount rate	4.50%	4.50%
Salary increase rate	N/A	N/A

The components of net periodic plan cost is as follows:

	Year Ended
	December 31,
	2018	2017

Components of net periodic plan cost (credit):
Interest cost	$104,111	$105,571
Expected return on assets	(175,623)	(165,866)
Amortization of unrecognized loss	48,406	51,878

Net periodic plan cost (credit) included in compensation and benefits expense	(23,106)	(8,417)

Changes in benefit obligation recognized in other comprehensive income (loss):
Net loss (gain)	381,246	(71,191)
Amortization of loss	(48,406)	(51,878)

Benefit obligation recognized in other comprehensive income (loss)	332,840	(123,069)

Total recognized in net periodic plan cost and other comprehensive income (loss)	$309,734	$(131,486)

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2018	2017

Discount rate	4.50%	4.50%
Expected rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
Amortization period	24.72	25.38

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

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected rate of return of 7% to 10%.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2019	203,805
2020	202,961
2021	197,371
2022	191,497
2023	193,300
Years 2024-2028	853,808

$1,842,742

The Company expects to contribute cash of $34,000 to the plan in 2019.

The fair values of the Association’s pension plan assets at December 31, 2018, by asset category (see note 14 for the definition of levels) are as follows:

		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$398,259	$398,259	$-	$-
US Treasuries	49,622	49,622	-	-
Corporate bonds (a)	528,325	-	528,325	-
Equity securities (b)	1,105,925	1,105,925	-	-

Total	$2,082,131	$1,553,806	$528,325	$-

(a)	Includes eight corporate bonds due within ten years rated BBB+ or better by the S&P.

(b)	Includes 46 companies spread over various market sectors.

10. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The fair values of the pension plan assets at December 31, 2017 by asset category (see note 14 for the definition of levels) are as follows:

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

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $20,000 and $22,000 for the years ended December 31, 2018 and 2017, respectively.

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $49,000 and $41,000 for the years ended December 31, 2018 and 2017, respectively.

10. BENEFIT PLANS (Cont’d)

Employee Stock Ownership Plan (Cont’d)

The ESOP shares were as follows:

	December 31,
	2018	2017

Allocated shares	10,933	8,842
Shares committed to be released	2,069	2,092
Unearned shares	42,543	44,611

Total ESOP shares	55,545	55,545

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. Plan expense was approximately $22,000 for each of the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and December 31, 2017, 2,100 shares of restricted stock vested each year. Expected future expense relating to these non-vested restricted shares at December 31, 2018 is $33,075 over a weighted average period of 1.5 years. There were no stock options outstanding as of December 31, 2018.

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2018 and 2017, recorded obligations of $244,414 and $262,044, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,319,802 and $2,258,324 at December 31, 2018 and 2017, respectively. Total expense under these plans was approximately $700 and $2,800 for the years ended December 31, 2018 and 2017, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2018	2017

Unrealized net loss on pension plan	$(1,779,119)	$(1,446,279)
Unrealized loss on securities available for sale	(739,481)	(416,007)

Accumulated other comprehensive loss before taxes	(2,518,600)	(1,862,286)

Tax effect	528,908	391,080

Accumulated other comprehensive loss	$(1,989,692)	$(1,471,206)

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

The Company had loan origination commitments of $175,000 and $429,000 at December 31, 2018 and 2017, respectively. The commitments at December 31, 2018, were at a fixed rate of 4.90%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $335,000 and $228,000 at December 31, 2018 and 2017, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

At December 31, 2018 and 2017, the Company had a $2.0 million unsecured line of credit with Atlantic Community Bankers Bank which has no balance outstanding for the aforementioned periods.

Contingencies

The Company has a $8.0 million student loan portfolio of which $3.3 million is insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $78,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax and we expect to have an estimate of our recovery sometime during 2019.

12. COMMITMENTS AND CONTINGENCIES (Cont’d)

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2018, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2018 and 2017 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2018 that management believes have changed the Association’s capital ratings.

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

13. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2018 and 2017, respectively:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2018

Tangible Capital	11,912	15.00%	1,191	1.500%	N/A	N/A
Total Risked-based Capital	12,320	26.76%	4,546	9.875%	4,603	10.00%
Common Equity Tier 1 Capital	11,912	25.88%	2,935	6.375%	2,992	6.50%
Tier 1 Risk-based Capital	11,912	25.88%	3,625	7.875%	3,683	8.00%
Tier 1 Leverage Capital	11,912	15.00%	3,177	4.000%	3,971	5.00%

December 31, 2017

Tangible Capital	11,745	13.57%	1,298	1.500%	N/A	-
Total Risked-based Capital	12,252	25.90%	4,376	9.250%	4,731	10.00%
Common Equity Tier 1 Capital	11,745	24.82%	2,720	5.750%	3,075	6.50%
Tier 1 Risk-based Capital	11,745	24.82%	3,430	7.250%	3,785	8.00%
Tier 1 Leverage Capital	11,745	13.57%	3,463	4.000%	4,328	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2018 and 2017. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2018 and 2017:

	Fair Value Measurements at December 31,
	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018:
Securities available for sale	$29,426,745	$-	$29,426,745	$-

December 31, 2017:
Securities available for sale	$29,175,525	$-	$29,175,525	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2018 and 2017.

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

14. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2018		2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$1,218	$1,218	$1,229	$1,229
Securities held to maturity	629	623	657	672
Securities available for sale	29,427	29,427	29,176	29,176
Loans receivable	43,102	41,867	48,798	48,909
FHLB and other stock, at cost	331	331	167	167
Accrued interest receivable	517	517	490	490

Financial liabilities:
Deposits	63,658	63,711	72,559	72,609
Advances from FHLB of N.Y.	3,750	3,754	-	-

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

15. REVENUE RECOGNITION

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” on January 1, 2018.  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are in the scope of other standards.  Revenue associated with financial instruments, including loans, leases, securities and derivatives, that are accounted for under other U.S. GAAP are specifically excluded from Topic 606.

The Company’s contracts with customers in the scope of Topic 606 are contracts for deposit accounts.  The revenue resulting from deposit accounts, which includes fees such as safe deposit fees, insufficient funds fees, wire transfer fees and out-of-network ATM transaction fees, is included as a component of fees and service charges in the consolidated statements of operations.

Revenue from contracts with customers included in fees and service charges was $96,700 and $90,500 for the years ended December 31, 2018 and 2017, respectively.

For our contracts with customers, we satisfy our performance obligations each day as services are rendered.  For our deposit account revenue, we receive payment on a daily basis as services are rendered.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunnyside Bancorp

Date: March 28, 2019	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer	March 28, 2019
Timothy D. Sullivan	and Director (Principal Executive Officer)

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer	March 28, 2019
Edward J. Lipkus	(Principal Financial and Accounting Officer)

/s/ Gerardina Mirtuono	Senior Vice President,	March 28, 2019
Gerardina Mirtuono	Chief Operating Officer and Director

/s/ William Boeckelman	Director	March 28, 2019
William Boeckelman

/s/ Deborah J. Elliot	Director	March 28, 2019
Deborah J. Elliot

/s/ Desmond Lyons	Director	March 28, 2019
Desmond Lyons

/s/ Walter Montgomery	Director	March 28, 2019
Walter Montgomery

58