Form 10-Q
period 2019-03-31
Sunnyside Bancorp, Inc.
filed 2019-05-13
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

As of May 9, 2019, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
None

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31, 2019	December 31, 2018
Assets

Cash and cash equivalents	$2,210,353	$1,217,621
Securities held to maturity, net; approximate fair value of $635,000 (March 31, 2019) and $623,000 (December 31, 2018)	627,403	628,526
Securities available for sale	33,810,757	29,426,745
Loans receivable, net	42,022,267	43,101,525
Premises and equipment, net	1,082,281	1,108,873
Federal Home Loan Bank of New York and other stock, at cost	162,000	330,800
Accrued interest receivable	561,571	516,757
Cash surrender value of life insurance	2,334,988	2,319,802
Deferred income taxes	749,139	822,538
Other assets	180,462	227,540

Total assets	$83,741,221	$79,700,727

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$68,621,119	$63,658,430
Advances from Federal Home Loan Bank of New York	2,650,000	3,750,000
Advances from borrowers for taxes and insurance	479,640	536,712
Other liabilities	883,431	890,473

Total liabilities	72,634,190	68,835,615

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,070,954	7,064,299
Unallocated common stock held by the Employee Stock Ownership Plan	(416,632)	(422,184)
Retained earnings	6,158,352	6,204,754
Accumulated other comprehensive (loss)	(1,713,578)	(1,989,692)

Total stockholders’ equity	11,107,031	10,865,112

Total liabilities and stockholders’ equity	$83,741,221	$79,700,727

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2019	2018

Interest and dividend income:
Loans	$469,017	$531,523
Investment securities	16,903	14,478
Mortgage-backed securities	161,289	138,785
Federal funds sold and other earning assets	10,795	4,026

Total interest and dividend income	658,004	688,812

Interest expense:
Deposits	99,337	63,504
Borrowings	11,827	-

Total interest expense	111,164	63,504

Net interest income	546,840	625,308

Provision for loan losses	-	-

Net interest income after provision for loan losses	546,840	625,308

Non-interest income:
Fees and service charges	26,405	27,239
Income on bank owned life insurance	15,186	15,188

Total non-interest income	41,591	42,427

Non-Interest Expense:
Compensation and benefits	325,235	334,792
Occupancy and equipment, net	62,297	69,374
Data processing service fees	73,875	73,705
Professional fees	128,030	85,934
Federal deposit insurance premiums	4,801	6,151
Advertising and promotion	11,929	8,703
Other	42,788	43,519

Total non-interest expense	648,955	622,178

Income before income taxes	(60,524)	45,557

Income tax expense (benefit)	(14,122)	10,034

Net income (loss)	$(46,402)	$35,523

Basic and diluted income (loss) per share	$(0.06)	$0.05
Weighted average shares outstanding, basic and diluted	751,332	749,249

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive IncomE (LOSS)

	Three Months Ended
	March 31,
	2019	2018

Net income (loss)	$(46,402)	$35,523

Other comprehensive income, before tax:

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	16,851	12,102
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	332,662	(398,582)

Other comprehensive income (loss), before tax	349,513	(386,480)

Income tax expense (benefit) related to items of other comprehensive income (loss)	73,399	(81,162)

Other comprehensive income (loss), net of tax	276,114	(305,318)

Comprehensive income (loss)	$229,712	$(269,795)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net income for the three months ended March 31, 2018	-	-	-	35,523	-	35,523

ESOP shares allocated or committed to be released	-	3,638	5,552	-	-	9,190

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive income (loss), net of tax	-	-	-	-	(305,318)	(305,318)

Balance at March 31, 2018	$7,935	$7,039,680	$(438,842)	$6,188,171	$(1,776,524)	$11,020,420

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at December 31, 2018	7,935	7,064,299	(422,184)	6,204,754	(1,989,692)	$10,865,112

Net (loss) for the three months ended March 31, 2019	-	-	-	(46,402)	-	(46,402)

ESOP shares allocated or committed to be released	-	1,143	5,552	-	-	6,695

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive income, net of tax	-	-	-	-	276,114	276,114

Balance at March 31, 2019	$7,935	$7,070,954	$(416,632)	$6,158,352	$(1,713,578)	$11,107,031

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(46,402)	$35,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29,682	34,219
Amortization of premiums and accretion of discounts, net	29,557	44,450
Amortization of deferred loan fees and costs, net	23,956	23,975
Increase in accrued interest receivable	(44,814)	(10,178)
Increase in cash surrender value of life insurance	(15,186)	(15,188)
Net decrease in other assets	47,078	41,447
Net increase (decrease) in other liabilities	9,809	(54,056)
Amortization of stock compensation plans	12,207	14,702
Net cash provided by operating activities	45,887	114,894

Cash flows from investing activities:
Purchases of securities available for sale	(5,140,941)	(2,542,164)
Repayments and maturities of securities held to maturity	826	1,186
Repayments and maturities of securities available for sale	1,060,331	1,066,892
Loan originations, net of principal repayments	1,055,302	2,591,188
Purchases of premises and equipment	(3,090)	(3,253)
Redemption of Federal Home Loan Bank and other stock	168,800	-
Net cash (used in) provided by investing activities	(2,858,772)	1,113,849

Cash flows from financing activities:
Net increase (decrease) in deposits	4,962,689	(453,346)
Net decrease in advances from borrowers for taxes and insurance	(57,072)	(39,341)
Net decrease in short-term borrowings	(1,100,000)	-
Net cash provided by (used in) financing activities	3,805,617	(492,687)

Net increase in cash and cash equivalents	992,732	736,056

Cash and cash equivalents at beginning of period	1,217,621	1,229,036

Cash and cash equivalents at end of period	$2,210,353	$1,965,092

Supplemental Information:

Cash paid for:
Interest	$109,822	$63,431
Income taxes	$3,369	$3,958

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2019 and December 31, 2018, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three months ended March 31, 2019 and March 31, 2018, the Company recognized approximately $5,500 in expense in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at March 31, 2019 is $28,000 over a weighted average period of 1.25 years. There were no stock options outstanding as of March 31, 2019.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of March 31, 2019 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

In June 2018, the FASB issued ASU 2018-07 “Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting”. This update expands earlier guidance on stock compensation to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially the same. This update is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2018. Because the Company does not have share-based payments issued to nonemployees, the adoption of this update on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. The amendments in this update require the premium on callable debt securities to be amortized to the earliest call date rather than the maturity date; however, securities held at a discount continue to be amortized to maturity. The amendments apply only to debt securities purchased at a premium that are callable at fixed prices and on preset dates. The amendments more closely align interest income recorded on debt securities held at a premium or discount with the economics of the underlying instrument. ASU No. 2017-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2019 did not have a material effect on the Company’s consolidated financial statements.

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

3. SECURITIES

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,482	$5,938	$-	$553,420
Mortgage-backed securities	79,921	1,561	-	81,482

	$627,403	$7,499	$-	$634,902

Securities available for sale:
U.S. government and agency obligations	$2,999,849	$-	$13,472	$2,986,377
Mortgage-backed securities	31,217,727	71,006	464,353	30,824,380

	$34,217,576	$71,006	$477,825	$33,810,757

3. SECURITIES (Cont’d)

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,788	$-	$6,675	$541,113
Mortgage-backed securities	80,738	1,517	-	82,255

	$628,526	$1,517	$6,675	$623,368

Securities available for sale:
U.S. government and agency obligations	$2,999,797	$-	$28,746	2,971,051
Mortgage-backed securities	27,166,429	5,387	716,122	26,455,694

	$30,166,226	$5,387	$744,868	$29,426,745

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae, Freddie Mac, and the Small Business Administration with amortized costs of $2.3 million, $16.5 million, $10.4 million and $2.1 million, respectively, at March 31, 2019 ($249,000, $15.5 million, $9.3 million, and $2.2 million, respectively, at December 31, 2018).

There were no sales or calls of securities held to maturity or available for sale for the three months ended March 31, 2019 and 2018, respectively.

The following is a summary of the amortized cost and fair value of securities at March 31, 2019 and December 31, 2018, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$200,846	$200,860	$999,849	$992,681
After one to five years	-	-	3,147,163	3,119,302
After five to ten years	-	-	1,831,398	1,801,191
After ten years	426,557	434,042	28,239,166	27,897,583

	$627,403	$634,902	$34,217,576	$33,810,757

3. SECURITIES (Cont’d)

	December 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$201,208	$200,316	$999,797	$988,380
After one to five years	-	-	3,268,006	3,220,881
After five to ten years	-	-	1,933,095	1,877,699
After ten years	427,318	423,052	23,965,328	23,339,785

	$628,526	$623,368	$30,166,226	$29,426,745

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2019 and December 31, 2018, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$-	$-	$2,986,377	$13,472
Mortgage-backed securities	5,312,326	38,139	20,727,845	426,214

	$5,312,326	$38,139	$23,714,222	$439,686

	December 31, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$340,797	$5,783	$200,316	$892

Securities available for sale:
U.S. government and agency obligations	-	-	2,971,051	28,746
Mortgage-backed securities	2,322,591	13,840	21,274,973	702,282

	2,322,591	13,840	24,246,024	731,028

	$2,663,388	$19,623	$24,446,340	$731,920

3. SECURITIES (Cont’d)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2019, a total of 43 securities were in an unrealized loss position (45 at December 31, 2018). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

4. LOANS RECEIVABLE, NET

	March 31, 2019	December 31, 2018
Mortgage loans:
Residential 1-4 family	$17,586,769	$18,239,205
Commercial and multi-family	15,772,769	15,640,233
Home equity lines of credit	17,244	27,725

	33,376,782	33,907,163

Other loans:
Student	7,531,190	8,024,588
Commercial	1,285,171	1,316,545

	8,816,361	9,341,133

Total loans	42,193,143	43,248,296

Less:
Deferred loan fees (costs and premiums), net	(236,956)	(261,061)
Allowance for loan losses	407,832	407,832

	170,876	146,771

	$42,022,267	$43,101,525

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $140,000 and $142,000 at March 31, 2019 and December 31, 2018, respectively.

4. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2019	2018

Balance at beginning of period	$407,832	$507,235
Provision for loan losses	-	-

Balance at end of period	$407,832	$507,235

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2019 and December 31, 2018. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2019
	Mortgage Loans
		Commercial
		Real Estate			Commercial
	Residential	and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$17,342	$15,773	$17	$7,500	$1,285	$41,917
Special Mention	-	-	-	31	-	31
Substandard	245	-	-	-	-	245

Total	$17,587	$15,773	$17	$7,531	$1,285	$42,193

4. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2018
	Mortgage Loans
		Commercial
		Real Estate			Commercial
	Residential	and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$17,941	$15,640	$28	$8,000	$1,316	$42,925
Special Mention	49	-	-	-	-	49
Substandard	249	-	-	25	-	274

Total	$18,239	$15,640	$28	$8,025	$1,316	$43,248

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2019
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$17,587	$17,587	$-
Commercial real estate and multi-family	-	-	-	-	15,773	15,773	-
Home equity lines of credit	-	-	-	-	17	17	-
Student loans	30	71	-	101	7,430	7,531	-
Other loans	-	-	-	-	1,285	1,285	-

	$30	$71	$-	$101	$42,092	$42,193	$-

	December 31, 2018
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$49	$49	$18,190	$18,239	$49
Commercial and multi-family	-	-	-	-	15,640	15,640	-
Home equity lines of credit	-	-	-	-	28	28	-
Student loans	5	33	-	38	7,987	8,025	-
Other loans	-	-	-	-	1,316	1,316	-

	$5	$33	$49	$87	$43,161	$43,248	$49

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

4. LOANS RECEIVABLE, NET (Cont’d)

	March 31, 2019	December 31, 2018
	(In thousands)

Residential 1-4 family	$245	$249
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	-
Student loans	-	-
Other loans		-

Total non-accrual loans	245	249

Accruing loans delinquent 90 days or more	-	49

Total non-performing loans	$245	$298

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $2,800 and $7,300 for the three months ended March 31, 2019 and 2018, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $3,600 during the three months ended March 31, 2019 and 2018, respectively.

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

The following table provides information about the Company’s impaired loans at March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$245	$245	$-

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$249	$249	$-

The following tables provide information about the Company’s impaired loans for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Received	Average Recorded Investment	Interest Income Received
1-4 residential	$247	$-	$-	$-

The recorded investment in a loan modified in a troubled debt restructuring totaled $244,947 ($248,956 at December 31, 2018), which was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three months ended March 31, 2019 and 2018, there were no new TDR’s that occurred.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2019
	Mortgage Loans
		Commercial
	Residential 1-4 Family	and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	3	1	-	(4)	-	-	-

Ending Balance	$148	$129	$1	$118	$12	$-	$408

	Three Months Ended
	March 31, 2018
	Mortgage Loans
		Commercial
	Residential 1-4 Family	and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	9	(11)	-	(5)	-	7	-

Ending Balance	$327	$110	$4	$49	$10	$7	$507

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31, 2019	December 31, 2018

Unrealized net loss on pension plan	$(1,762,268)	$(1,779,119)
Unrealized loss on securities available for sale	(406,819)	(739,481)

Accumulated other comprehensive loss before taxes	(2,169,087)	(2,518,600)

Tax effect	455,509	528,908

Accumulated other comprehensive loss	$(1,713,578)	$(1,989,692)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2019 and December 31, 2018, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule’s requirements is phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each subsequent year by an additional 0.625 percent until it reached its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

6. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

March 31, 2019

Tangible Capital	$11,923	14.82%	$1,191	1.50%	N/A		N/A
Total Risked-based Capital	12,331	27.18%	4,833	10.500%	4,603	10.00%	4,763	10.50%
Common Equity Tier 1 Capital	11,923	26.28%	3,222	7.000%	2,992	6.50%	3,175	7.00%
Tier 1 Risk-based Capital	11,923	26.28%	3,913	8.500%	3,683	8.00%	3,856	8.50%
Tier 1 Leverage Capital	11,923	14.82%	3,177	4.000%	3,971	5.00%	N/A

December 31, 2018

Tangible Capital	11,912	15.00%	1,191	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,320	26.76%	4,546	9.875%	4,603	10.00%	4,603	10.00%
Common Equity Tier 1 Capital	11,912	25.88%	2,935	6.375%	2,992	6.50%	2,992	6.50%
Tier 1 Risk-based Capital	11,912	25.88%	3,625	7.875%	3,683	8.00%	3,683	8.00%
Tier 1 Leverage Capital	11,912	15.00%	3,177	4.000%	3,971	5.00%	3,971	5.00%

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2018 and December 31, 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2018:
Securities available for sale	$33,810,757	$-	$33,810,757	$-

December 31, 2018:
Securities available for sale	$29,426,745	$-	$29,426,745	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

Loans Receivable

The net loan portfolio at March 31, 2019 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2018, which are based on entrance prices. For December 31, 2018, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk (Level 3).

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$2,210	$2,210	$1,218	$1,218
Securities held to maturity	627	635	629	623
Securities available for sale	33,811	33,811	29,427	29,427
Loans receivable	42,022	41,283	43,102	41,867
FHLB and other stock, at cost	162	162	331	331
Accrued interest receivable	562	562	517	517

Financial liabilities:
Deposits	68,621	68,790	63,658	63,711
Advances from FHLB-NY	2,650	2,653	3,750	3,754

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

8. CONTINGENCIES

The Company has a $7.5 million student loan portfolio of which $3.1 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $72,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax in 2018 and we expect to have an estimate of our recovery sometime during 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as well as the unaudited financial statements and notes appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets increased $4.0 million, or 5.1%, to $83.7 million at March 31, 2019 from $79.7 million at December 31, 2018. The increase was primarily due to higher balances of available for sale securities and cash, partly offset by a decrease in loan balances. Securities available for sale and cash balances increased $4.4 million and $993,000, respectively, partly offset by a $1.1 million decrease in loan balances.

Cash and cash equivalents increased $993,000, or 81.5%, to $2.2 million at March 31, 2019 from $1.2 million at December 31, 2018, as a result of an increase in deposits and a decrease in loans partly offset by an increase in investments and a decrease in advances from the FHLB.

Securities available for sale increased $4.4 million, or 14.9%, to $33.8 million at March 31, 2019 from $29.4 million at December 31, 2018 primarily due to an increase in mortgage-backed securities.

Net loans receivable decreased $1.1 million, or 2.5%, to $42.0 million at March 31, 2019 from $43.1 million at December 31, 2018. The decrease in loans receivable was primarily due to decreases in the residential and student loan portfolios, partly offset by an increase in the commercial real estate portfolio.

At March 31, 2019, our investment in bank-owned life insurance increased $15,000 to $ 2.3 million from $2.3 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Federal Home Loan Bank of New York (“FHLB) and other stock decreased $169,000, or 51.0%, to $162,000 at March 31, 2019 compared to $331,000 at December 31, 2018, primarily due to a reduction in FHLB advances.

Deferred income taxes decreased $73,000, or 8.9%, from $823,000 at December 31, 2018 to $749,000 at March 31, 2019 primarily due to the decrease in net unrealized losses in the investment portfolio.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses decreased $47,000, or 20.7%, to $180,000 at March 31, 2019, compared to $228,000 at December 31, 2018, mainly due to a decrease in the aforementioned prepaid assets.

Total deposits increased $5.0 million, or 7.8%, to $68.6 million at March 31, 2019 from $63.7 million at December 31, 2018. The increase resulted primarily from increases in certificates of deposit, Now and non-interest bearing checking balances, partly offset by a decrease in savings and money market balances. Certificates of deposit, Now and non-interest bearing checking balances increased $4.2 million, or 21.0%, $1.1 million, or 9.3% and $500,000, or 10.7%, respectively.

Advances from the FHLB decreased $1.1 million or 29.3% from $3.8 million at December 31, 2018 to $2.7 million at March 31, 2019. At March 31, 2019, we had the ability to borrow an additional $22.5 million or 30% of the Association’s assets in FHLB advances and $2 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $11.1 million at March 31, 2019 from $10.9 million at December 31, 2018 resulting primarily from a decrease in other comprehensive loss of $276,000 due to lower unrealized losses in the investment portfolio for the first three months of 2019.

Comparison of Results of Operations for the Quarters Ended March 31, 2019 and March 31, 2018

General. We recorded net loss of $46,000 for the quarter ended March 31, 2019 compared to net income of $36,000 for the quarter ended March 31, 2018. The decrease in net income was primarily due to a decrease in net interest income and an increase in non-interest expense.

Net Interest Income. Net interest income decreased $78,000 to $547,000 for the three months ended March 31, 2019 compared to $625,000 for the three months ended March 31, 2018. Interest and dividend income decreased $31,000, or 4.5%, from $689,000 for the three months ended March 31, 2018 to $658,000 for the three months ended March 31, 2019. Interest expense increased $48,000, or 75.0% to $111,000 for the three months ended March 31, 2019, compared to $64,000 for the same period in 2018.

The average yield on our loans decreased five basis points, the average yield on our investment securities increased 30 basis points and the average yield on mortgage-backed securities increased 29 basis points during the quarter ended March 31, 2019 compared to the same quarter in 2018. Our net interest rate spread decreased 29 basis points to 2.94% for the quarter ended March 31, 2019 from 3.23% for the quarter ended March 31, 2018 and our net interest margin decreased 26 basis points to 3.02% for the 2019 quarter from 3.28% for the 2018 period. For the quarter ended March 31, 2018, we recorded a $25,000 loan pre-payment penalty which increased the net interest margin for the 2018 quarter by 13 basis points from 3.15% to 3.28%. Average interest-earning assets decreased $4.4 million, or 5.7%, to $73.0 million for the quarter ended March 31, 2019 from $77.4 million for the first quarter of 2018.

Interest and Dividend Income. Interest and dividend income decreased $31,000 to $658,000 for the quarter ended March 31, 2019 from $689,000 for the quarter ended March 31, 2018. The decrease resulted primarily from a decrease of $63,000 in interest income on loans, partly offset by a $23,000 increase in interest income on mortgage-backed securities, a $2,000 increase in interest income on investment securities and a $7,000 increase in interest income on federal funds sold and other earning assets.

Interest income on loans decreased $63,000, or 11.8%, to $469,000 for the quarter ended March 31, 2019 from $532,000 for the quarter ended March 31, 2018. The decrease resulted primarily from a $5.1 million decrease in average balances along with a five basis point decrease in yield to 4.47% from 4.52%.

Interest and dividend income on investment securities increased $2,000 primarily due to a 30 basis point increase in yield from 1.65% for the quarter ended March 31, 2018 to 1.95% for the quarter ended March 31, 2019. Interest income on mortgage backed securities increased $23,000 primarily due to an increase of 29 basis points in yield and a $639,000 increase in average balances. from $25.6 million for the quarter ended March 31, 2018 to $26.3 million for the quarter ended March 31, 2019. Interest income on federal funds sold and other earning assets increased $7,000 from $4,000 for the three months ended March 31, 2018 to $11,000 for the three months ended March 31, 2019.. This increase was mainly due to receiving a higher dividend on FHLB stock.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB, increased $48,000, or 75.0%, to $111,000 for the quarter ended March 31, 2019 from $64,000 for the quarter ended March 31, 2018. The increase was primarily due to an increase of $36,000 in interest expense on deposits and an increase of $12,000 in interest expense on FHLB advances. The cost of interest-bearing deposits for the quarter ended March 31, 2019 increased 27 basis points to 0.65% compared to 0.38% for the quarter ended March 31, 2018. Average interest-bearing liabilities decreased $3.4 million, or 5.1% to $64.1 million for the quarter ended March 31, 2019 from $67.5 million for the quarter ended March 31, 2018. The average balance of savings deposits, interest-bearing certificates of deposit and money market deposits decreased $3.1 million, $1.6 million and $411,000, respectively. The average balance of FHLB advances and escrows increased $1.9 million for the quarter ended March 31, 2019 to $2.3 million from $377,000 for the quarter ended March 31, 2018.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was no provision for loan losses recorded for the quarter ended March 31, 2019 or for the quarter ended March 31, 2018. There were also no charge offs or recoveries during the quarters ended March 31, 2019 and March 31, 2018.

Non-interest Income. Non-interest income remained relatively unchanged at $42,000 for the quarters ended March 31, 2019 and 2018.

Non-interest Expense. Non-interest expense increased $27,000 or 4.3%, to $649,000 for the quarter ended March 31, 2019 from $622,000 for the quarter ended March 31, 2018. The increase was primarily due to higher professional fees, partly offset by lower compensation and benefits and occupancy and equipment expenses.

Compensation and benefits decreased $10,000 or 2.9% primarily due to lower staffing levels in the first quarter of 2019. Occupancy and equipment decreased $7,000 or 10.2% mainly due to lower depreciation and utilities expense. Professional fees increased $42,000 or 49% primarily due to higher legal expenses.

Income Tax Expense. We recorded an income tax benefit of $14,000 for the quarter ended March 31, 2019 compared to an income tax expense of $10,000 for the quarter ended March 31, 2018. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 13, 2019	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and Treasurer

