Form 10-Q
period 2019-06-30
Sunnyside Bancorp, Inc.
filed 2019-08-09
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of exchange on which registered
None

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30, 2019	December 31, 2018
Assets

Cash and cash equivalents	$1,602,137	$1,217,621
Securities held to maturity, net; approximate fair value of $639,000 (June 30, 2019) and $623,000 (December 31, 2018)	626,295	628,526
Securities available for sale	34,582,442	29,426,745
Loans receivable, net	42,951,998	43,101,525
Premises and equipment, net	1,058,143	1,108,873
Federal Home Loan Bank of New York and other stock, at cost	287,500	330,800
Accrued interest receivable	574,849	516,757
Cash surrender value of life insurance	2,350,354	2,319,802
Deferred income taxes	672,259	822,538
Other assets	204,923	227,540

Total assets	$84,910,900	$79,700,727

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$69,348,771	$63,658,430
Advances from Federal Home Loan Bank of New York	2,900,000	3,750,000
Advances from borrowers for taxes and insurance	425,776	536,712
Other liabilities	928,208	890,473

Total liabilities	73,602,755	68,835,615

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,078,344	7,064,299
Unallocated common stock held by the Employee Stock Ownership Plan	(411,079)	(422,184)
Retained earnings	6,057,316	6,204,754
Accumulated other comprehensive ( loss)	(1,424,371)	(1,989,692)

Total stockholders’ equity	11,308,145	10,865,112

Total liabilities and stockholders’ equity	$84,910,900	$79,700,727

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Three Months Ended
	June 30,
	2019	2018

Interest and dividend income:
Loans	453,413	490,043
Investment securities	27,394	27,799
Mortgage-backed securities	174,029	135,525
Federal funds sold and other earning assets	3,942	3,283

Total interest and dividend income	658,778	656,650

Interest Expense:
Deposits	126,222	66,357
Borrowings	11,260	1,013

Total interest expense	137,482	67,370

Net interest income	521,296	589,280

Provision for loan losses	26,231	-

Net interest income after provision for loan losses	495,065	589,280

Non-interest income:
Fees and service charges	39,586	27,114
Income on bank owned life insurance	15,366	15,319

Total non-interest income	54,952	42,433

Non-interest expense:
Compensation and benefits	318,160	300,870
Occupancy and equipment, net	57,177	68,614
Data processing service fees	72,560	75,448
Professional fees	166,656	105,863
Federal deposit insurance premiums	4,622	5,241
Advertising and promotion	14,418	7,780
Other	42,365	42,942

Total non-interest expense	675,958	606,758

Income (loss) before income taxes (benefit)	(125,941)	24,955

Income tax expense (benefit)	(24,905)	4,692

Net income (loss)	$(101,036)	$20,263

Basic and diluted income (loss) per share	(0.13)	0.03

Weighted average shares outstanding, basic and diluted	751,893	749,984

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Six Months Ended
	June 30,
	2019	2018
Interest and dividend income:
Loans	$922,430	$1,021,566
Investment securities	54,090	54,087
Mortgage-backed securities	325,525	262,500
Federal funds sold and other earning assets	14,737	7,309

Total interest and dividend income	1,316,782	1,345,462

Interest expense:
Deposits	225,559	129,861
Borrowings	23,087	1,013

Total interest expense	248,646	130,874

Net interest income	1,068,136	1,214,588

Provision for loan losses	26,231	-

Net interest income after provision for loan losses	1,041,905	1,214,588

Non-interest income:
Fees and service charges	65,991	54,353
Income on bank owned life insurance	30,552	30,507

Total non-interest income	96,543	84,860

Non-interest expense:
Compensation and benefits	643,395	635,662
Occupancy and equipment, net	119,474	137,988
Data processing service fees	146,435	149,153
Professional fees	294,686	191,797
Federal deposit insurance premiums	9,423	11,392
Advertising and promotion	26,347	16,483
Other	85,153	86,461

Total non-interest expense	1,324,913	1,228,936

Income (loss) before income taxes (benefit)	(186,465)	70,512

Income tax expense (benefit)	(39,027)	14,726

Net income (loss)	$(147,438)	$55,786

Basic and diluted income (loss) per share	$(0.20)	$0.07

Weighted average shares outstanding, basic and diluted	751,614	749,708

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

	Three Months Ended
	June 30,
	2019	2018

Net income (loss)	$(101,036)	$20,263

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	16,851	12,102

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	349,236	(115,923)

Other comprehensive income (loss), before tax	366,087	(103,821)

Income tax expense (benefit) related to items of other comprehensive income (loss)	76,880	(21,803)

Other comprehensive income (loss), net of tax	289,207	(82,018)

Comprehensive income (loss)	$188,171	$(61,755)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

	Six Months Ended
	June 30,
	2019	2018

Net income (loss)	$(147,438)	$55,786

Other comprehensive income (loss), before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	33,702	24,204

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	681,898	(514,505)

Other comprehensive income (loss), before tax	715,600	(490,301)

Income tax expense (benefit) related to items of other comprehensive income (loss)	150,279	(102,965)

Other comprehensive income (loss), net of tax	565,321	(387,336)

Comprehensive income (loss)	$417,883	$(331,550)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net income for the three months ended March 31, 2018	-	-	-	35,523	-	35,523

ESOP shares allocated or committed to be released	-	3,638	5,552	-	-	9,190

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive (loss), net of tax	-	-	-	-	(305,318)	(305,318)

Balance at March 31, 2018	7,935	7,039,680	(438,842)	6,188,171	(1,776,524)	11,020,420

Net income for the three months ended June 30, 2018	-	-	-	20,263	-	20,263

ESOP shares allocated or committed to be released	-	3,332	5,553	-	-	8,885

Restricted stock awards earned	-	5,513	-	-	-	5,513

Other comprehensive (loss), net of tax	-	-	-	-	(82,018)	(82,018)

Balance at June 30, 2018	$7,935	$7,048,525	$(433,289)	$6,208,434	$(1,858,542)	$10,973,063

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont’d)

	Common Stock	Paid-in Capital	Common Stock Held by ESOP	Retained Earnings	Comprehensive Income (Loss)	Total Equity

Balance at December 31, 2018	$7,935	$7,064,299	$(422,184)	$6,204,754	$(1,989,692)	$10,865,112

Net loss for the three months ended March 31, 2019	-	-	-	(46,402)	-	(46,402)

ESOP shares allocated or committed to be released	-	1,143	5,552	-	-	6,695

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive income, net of tax	-	-	-	-	276,114	276,114

Balance at March 31, 2019	7,935	7,070,954	(416,632)	6,158,352	(1,713,578)	11,107,031

Net loss for the three months ended June 30, 2019	-	-	-	(101,036)	-	(101,036)

ESOP shares allocated or committed to be released	-	1,877	7,518	-	-	9,395

Restricted stock awards earned	-	5,513	-	-	-	5,513

Purchase of stock for ESOP	-	-	(1,965)	-	-	(1,965)

Other comprehensive income, net of tax	-	-	-	-	289,207	289,207

Balance at June 30, 2019	$7,935	$7,078,344	$(411,079)	$6,057,316	$(1,424,371)	$11,308,145

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(147,438)	$55,786
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	56,765	68,560
Amortization of premiums and accretion of discounts, net	68,623	86,834
Amortization of deferred loan fees and costs, net	45,131	44,438
Provision for loan losses	26,231	-
Increase in accrued interest receivable	(58,092)	(38,213)
Increase in cash surrender value of life insurance	(30,552)	(30,507)
Amortization of stock compensation plans	27,115	29,100
Net decrease (increase) in other assets	22,617	(12,673)
Net decrease in other liabilities	71,437	(51,474)

Net cash provided by operating activities	81,837	151,851

Cash flows from investing activities:
Purchases of securities available for sale	(6,939,896)	(3,530,153)
Repayments and maturities of securities held to maturity	1,637	25,503
Repayments and maturities of securities available for sale	2,398,068	3,507,012
Loans purchased	(1,916,072)	-
Loan originations, net of principal repayments	1,994,237	4,148,409
Purchases of bank premises and equipment	(6,035)	(6,892)
Redemption (purchase) of FHLB stock	43,300	(62,700)

Net cash (used in) provided by investing activities	(4,424,761)	4,081,179

Cash flows from financing activities:
Net increase (decrease) in deposits	5,690,341	(5,157,317)
Net decrease in advances from borrowers for taxes and insurance	(110,936)	(83,079)
Proceeds from long-term borrowings	1,900,000	-
Net (decrease) increase in short term borrowings	(2,750,000)	1,500,000
Purchase of stock for ESOP	(1,965)	-

Net cash provided by (used in) financing activities	4,727,440	(3,740,396)

Net increase in cash and cash equivalents	384,516	492,634

Cash and cash equivalents at beginning of period	1,217,621	1,229,036

Cash and cash equivalents at end of period	$1,602,137	$1,721,670

Supplemental Information:

Cash paid for:
Interest	$245,332	$130,677
Income taxes (refunds received), net	$3,369	$15,000

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2019 and December 31, 2018, the Company had no securities classified as held for trading.

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

Employee Benefits (Cont’d)

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended June 30, 2019 and 2018 and $11,000 in expense for the six month periods ended June 30, 2019 and 2018 in regard to those restricted stock awards. Expected future expense relating to the non-vested restricted shares at June 30, 2019 is $22,000 over a weighted average period of 1 year. There were no stock options outstanding as of June 30, 2019.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2019 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,176	$11,350	$-	$558,526
Mortgage-backed securities	79,119	1,719	-	80,838

	$626,295	$13,069	$-	$639,364

Securities available for sale:
U.S. government and agency obligations	$6,806,239	$6,145	$34,223	$6,778,161
Mortgage-backed securities	27,833,786	148,474	177,979	27,804,281

	$34,640,025	$154,619	$212,202	$34,582,442

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,788	$-	$6,675	$541,113
Mortgage-backed securities	80,738	1,517	-	82,255

	$628,526	$1,517	$6,675	$623,368

Securities available for sale:
U.S. government and agency obligations	$5,184,174	$-	$120,911	$5,063,263
Mortgage-backed securities	24,982,052	5,387	623,957	24,363,482

	$30,166,226	$5,387	$744,868	$29,426,745

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $2.2 million, $15.7 million and $10.0 million, respectively, at June 30, 2019. ($249,000, $15.5 million and $9.3 million, respectively, at December 31, 2018).

There were no sales and calls of securities held to maturity or available for sale for the three and six months ended June 30, 2019 and 2018, respectively.

The following is a summary of the amortized cost and fair value of securities at June 30, 2019 and December 31, 2018, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

3. SECURITIES (Cont’d)

	June 30, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,799,140	$2,796,053
After one to five years	200,483	200,742	3,023,542	3,020,270
After five to ten years	-	-	1,717,257	1,707,838
After ten years	425,812	438,622	27,100,086	27,058,281

	$626,295	$639,364	$34,640,025	$34,582,442

	December 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$201,208	$200,316	$999,797	$988,380
After one to five years	-	-	3,268,006	3,220,881
After five to ten years	-	-	1,933,095	1,877,699
After ten years	427,318	423,052	23,965,328	23,339,785

	$628,526	$623,368	$30,166,226	$29,426,745

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2019 and December 31, 2018, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	-	-	4,472,776	34,223
Mortgage-backed securities	3,657,626	9,614	15,226,136	168,365

	3,657,626	9,614	19,698,912	202,588

	$3,657,626	$9,614	$19,698,912	$202,588

3. SECURITIES (Cont’d)

	December 31, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$340,797	$5,783	$200,316	$892

Securities available for sale:
U.S. government and agency obligations	-	-	5,063,263	120,911
Mortgage-backed securities	2,322,591	13,840	19,182,761	610,117

	2,322,591	13,840	24,246,024	731,028

	$2,663,388	$19,623	$24,446,340	$731,920

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 38 and 45 securities were in an unrealized loss position at June 30, 2019 and December 31, 2018, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $5.3 million at June 30, 2019, have been pledged to secure advances from the Federal Home Loan Bank of New York.

4. LOANS RECEIVABLE, NET

	June 30, 2019	December 31, 2018
Mortgage loans:
Residential 1-4 family	$18,441,772	$18,239,205
Commercial and multi-family	16,521,767	15,640,233
Home equity lines of credit	10,403	27,725

	34,973,942	33,907,163
Other loans:
Student	6,938,995	8,024,588
Commercial	1,253,849	1,316,545

	8,192,844	9,341,133

Total loans	43,166,786	43,248,296

Less:
Deferred loan fees (costs and premiums), net	(219,275)	(261,061)
Allowance for loan losses	434,063	407,832

	214,788	146,771

	$42,951,998	$43,101,525

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $137,000 and $142,000 at June 30, 2019 and December 31, 2018, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2019	2018

Balance at beginning of period	$407,832	$507,235
Provision for loan losses	26,231	-

Balance at end of period	$434,063	$507,235

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30,
	2019	2018

Balance at beginning of period	$407,832	$507,235
Provision for loan losses	26,231	-

Balance at end of period	$434,063	$507,235

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2019 and December 31, 2018. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2019
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$18,201	$15,442	$10	$6,892	$1,254	$41,799
Special Mention	-	-	-	22	-	22
Substandard	241	1,080	-	25	-	1,346

Total	$18,442	$16,522	$10	$6,939	$1,254	$43,167

	December 31, 2018
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$17,941	$15,640	$28	$8,000	$1,316	$42,925
Special Mention	49	-	-	-	-	49
Substandard	249	-	-	25	-	274

Total	$18,239	$15,640	$28	$8,025	$1,316	$43,248

4. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2019
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$252	$-	$252	$18,190	$18,442	$-
Commercial real estate and multi-family	-	234	-	234	16,288	16,522	-
Home equity lines of credit	-	-	9	9	1	10	9
Student loans	98	9	55	162	6,777	6,939	55
Other loans	-	-	-	-	1,254	1,254	-

	$98	$495	$64	$657	$42,510	$43,167	$64

	December 31, 2018
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$49	$49	$18,190	$18,239	$49
Commercial real estate and multi-family	-	-	-	-	15,640	15,640	-
Home equity lines of credit	-	-	-	-	28	28	-
Student	5	33	-	38	7,987	8,025	-
Other loans	-	-	-	-	1,316	1,316	-

	$5	$33	$49	$87	$43,161	$43,248	$49

4. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Non-accrual loans:
Residential 1-4 family	$241	$249
Commercial real estate and multi-family	-	-
Home equity lines of credit	-	-
Student	-	-
Other loans	-	-

Total	241	249

Accruing loans delinquent 90 days or more:
Residential 1-4 family	-	49
Home equity lines of credit	9	-
Student	55	-

Total	64	49

Total non-performing loans	$305	$249

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $2,700 and $7,000 for the three months ended June 30, 2019 and 2018, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $4,000 during the three months ended June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019 and 2018, such interest income that would have been recognized on non-accrual loans totaled approximately $5,500 and $14,000, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $7,000 during the six months ended June 30, 2019 and 2018, respectively.

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

The following table provides information about the Company’s impaired loans at June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$241	$241	$-

4. LOANS RECEIVABLE, NET (Cont’d)

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$249	$249	$-

The following tables provide information about the Company’s impaired loans for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$243	$-	$-	$-

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$245	$-	$-	$-

The recorded investment in a loan modified in a troubled debt restructuring totaled $241,199 ($248,956 at December 31, 2018), which was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three and six months ended June 30, 2019 and 2018, there were no new TDR’s that occurred.

4. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2019
	Mortgage Loans
		Commercial
	Residential 1-4 Family	and Multi-Family	Home Equity	Student	Other	Unallocated		Total
				(In thousands)

Beginning balance	$148	$129	$1	$118	$12	$		$408
Provision for loan losses	4	27	(1)	(4)	-		-	$26

Ending Balance	$152	$156	$-	$114	$12		$-	$434

	Three Months Ended
	June 30, 2018
	Mortgage Loans
		Commercial
	Residential 1-4 Family	and Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$327	$110	$4	$49	$10	$7	$507
Provision for loan losses	(19)	(2)	(1)	23	3	(4)	$-

Ending Balance	$308	$108	$3	$72	$13	$3	$507

	Six Months Ended
	June 30, 2019
	Mortgage Loans
		Commercial
	Residential 1-4 Family	and Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	7	28	(1)	(8)	-	-	$26

Ending Balance	$152	$156	$-	$114	$12	$-	$434

4. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30, 2018
	Mortgage Loans
		Commercial
	Residential 1-4 Family	and Multi-Family	Home Equity	Student	Other	Unallocated	Total
				(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	(10)	(13)	(1)	18	3	3	$-

Ending Balance	$308	$108	$3	$72	$13	$3	$507

See Note 8 “Contingencies” for an additional discussion on the Company’s student loan portfolio.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30, 2019	December 31, 2018

Unrealized net loss on pension plan	$(1,745,417)	$(1,779,119)
Unrealized loss on securities available for sale	(57,583)	(739,481)

Accumulated other comprehensive loss before taxes	(1,803,000)	(2,518,600)

Tax effect	378,629	528,908

Accumulated other comprehensive loss	$(1,424,371)	$(1,989,692)

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

6. REGULATORY CAPITAL (Cont’d)

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

June 30, 2019

Tangible Capital	$11,830	14.34%	$1,237	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,264	26.94%	4,781	10.500%	4,553	10.00%	4,781	10.50%
Common Equity Tier 1 Capital	11,830	25.98%	3,187	7.000%	2,960	6.50%	3,187	7.00%
Tier 1 Risk-based Capital	11,830	25.98%	3,870	8.500%	3,642	8.00%	3,870	8.50%
Tier 1 Leverage Capital	11,830	14.34%	3,299	4.000%	4,124	5.00%	N/A	N/A

December 31, 2018

Tangible Capital	11,912	15.00%	1,191	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,320	26.76%	4,546	9.875%	4,603	10.00%	4,603	10.00%
Common Equity Tier 1 Capital	11,912	25.88%	2,935	6.375%	2,992	6.50%	2,992	6.50%
Tier 1 Risk-based Capital	11,912	25.88%	3,625	7.875%	3,683	8.00%	3,683	8.00%
Tier 1 Leverage Capital	11,912	15.00%	3,177	4.000%	3,971	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2019 and December 31, 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2019:
Securities available for sale	$34,582,442	$-	$34,582,442	$-

December 31, 2018:
Securities available for sale	$29,426,745	$-	$29,426,745	$-

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2019:
Impaired residential 1-4 family loan	$241,199	$-	$-	$241,199

December 31, 2018:
Impaired residential 1-4 family loan	$248,956	$-	$-	$248,956

The above asset class was valued using estimated cash flows at a discounted interest rate of 6.0%.

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

Loans Receivable

The net loan portfolio at June 30, 2019 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2018, which are based on entrance prices. For December 31, 2018, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk (Level 3).

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$1,602	$1,602	$1,218	$1,218
Securities held to maturity	626	639	629	623
Securities available for sale	34,582	34,582	29,427	29,427
Loans receivable	42,952	42,441	43,102	41,867
FHLB and other stock, at cost	288	288	331	331
Accrued interest receivable	575	575	517	517

Financial liabilities:
Deposits	69,349	69,609	63,658	63,771
FHLB Advances	2,900	2,905	3,750	3,754

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

8. CONTINGENCIES

The Company has a $6.9 million student loan portfolio of which $3.1 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $67,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax in 2018 and we expect to have an estimate of our recovery sometime during 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as well as the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year 2018.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets increased $5.2 million, or 6.5%, to $84.9 million at June 30, 2019 from $79.7 million at December 31, 2018. The increase was primarily due to higher balances of available for sale securities and cash, partly offset by a decrease in loans receivable and deferred income tax balances. Securities available for sale and cash balances increased $5.2 million and $385,000, respectively, partly offset by a decrease in loans receivable and deferred income tax balances of $150,000 each, respectively.

Cash and cash equivalents increased $385,000, or 31.6%, to $1.6 million at June 30, 2019 from $1.2 million at December 31, 2018, as a result of an increase in deposits and a decrease in loans receivable partly offset by an increase in investment securities and a decrease in advances from the FHLB.

Securities available for sale increased $5.2 million, or 17.5%, to $34.6 million at June 30, 2019 from $29.4 million at December 31, 2018 primarily due to an increase in mortgage-backed securities.

Net loans receivable decreased $150,000, or 0.3%, to $43.0 million at June 30, 2019 from $43.1 million at December 31, 2018. The decrease in loans receivable was primarily due to a decrease in the student loan portfolio, partly offset by an increase in the residential 1-4 family as well as the commercial and multi-family real estate portfolios.

At June 30, 2019, our investment in bank-owned life insurance increased $31,000 to $ 2.4 million from $2.3 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Federal Home Loan Bank of New York (“FHLB) and other stock decreased $43,000, or 13.1%, to $288,000 at June 30, 2019 compared to $331,000 at December 31, 2018, primarily due to a reduction in FHLB advances.

Deferred income taxes decreased $150,000, or 18.3%, from $823,000 at December 31, 2018 to $672,000 at June 30, 2019 primarily due to the decrease in net unrealized losses in the investment portfolio.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses decreased $23,000, or 9.9%, to $205,000 at June 30, 2019, compared to $228,000 at December 31, 2018, mainly due to a reduction in prepaid assets.

Total deposits increased $5.7 million, or 8.9%, to $69.3 million at June 30, 2019 from $63.7 million at December 31, 2018. The increase resulted primarily from increases in certificates of deposit and non-interest bearing checking balances, partly offset by a decrease in savings, Now and money market balances. Certificates of deposit and non-interest bearing checking balances increased $6.9 million, or 34.6% and $643,000, or 15.0%, respectively.

Advances from the FHLB decreased $850,000, or 22.7%, from $3.8 million at December 31, 2018 to $2.9 million at June 30, 2019. At June 30, 2019, we had the ability to borrow an additional $22.6 million or 30% of the Association’s assets in FHLB advances and $2 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $11.3 million at June 30, 2019 from $10.9 million at December 31, 2018 resulting primarily from a decrease in other comprehensive loss of $565,000 due to lower unrealized losses in the investment portfolio, partly offset by a reduction of retained earnings of $147,000 due to losses recorded for the first six months of 2019.

Comparison of Results of Operations for the Quarters Ended June 30, 2019 and June 30, 2018

General. We recorded a net loss of $101,000 for the quarter ended June 30, 2019 compared to net income of $20,000 for the quarter ended June 30, 2018. The decrease in net income resulted primarily from lower net interest income, higher non-interest expense, and an increase in the provision for loan losses, partly offset by higher non-interest income.

Net Interest Income. Net interest income decreased $68,000, or 11.5%, to $521,000 for the quarter ended June 30, 2019 from $589,000 for the quarter ended June 30, 2018. Interest income on loans decreased $37,000, or 7.5%, primarily due to lower average loan balances. Interest income on mortgage backed securities increased $39,000, or 28.4%, primarily due to higher balances and yields. Interest expense increased $70,000, or 104.1%, primarily due to increased balances and rates on CD’s. The average yield on our loans, investment securities and mortgage-backed securities increased 7, 19 and 18 basis points, respectively, for the quarter ended June 30, 2019 compared to the same quarter in 2018. Our net interest rate spread decreased 40 basis points to 2.65% for the quarter ended June 30, 2019 from 3.05% for the quarter ended June 30, 2018 and our net interest margin decreased 34 basis points to 2.76% for the 2019 quarter from 3.10% for the 2018 period. Average interest-earning assets decreased $481,000, or 0.6%, to $75.7 million for the quarter ended June 30, 2019 from $76.2 million for the second quarter of 2018.

Interest and Dividend Income. Interest and dividend income increased $2,000, or 0.3%, to $659,000 for the quarter ended June 30, 2019 from $657,000 for the quarter ended June 30, 2018. The increase resulted primarily from an increase in interest income on mortgage-backed securities of $39,000, or 28.4%, partly offset by a $37,000, or 7.5% decrease in interest income on loans.

Interest income on loans decreased $37,000, or 7.5%, to $453,000 for the quarter ended June 30, 2019 from $490,000 for the quarter ended June 30, 2018. The decrease resulted primarily from a $4.0 million decrease in average loan balances partly offset by an increase of 7 basis points in the average yield on loans.

Interest and dividend income on mortgage-backed securities increased $39,000 to $174,000 for the quarter ended June 30, 2019 from $135,000 for the quarter ended June 30, 2018, partly offset by a $400 decline in interest income on investments from $28,000 to $27,000 for the same period. Interest income on mortgage-backed securities increased $39,000, or 28.4%, compared to the prior year’s quarter mainly due to a $4.5 million increase in average balances and an 18 basis point increase in the yield from 2.28% to 2.46%. Interest income on investment securities decreased $400, or 1.5%, compared to the quarter ended June 30, 2018 primarily due to a $695,000 decrease in average balances, partly offset by a 19 basis point increase in the yield to 1.97%.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, increased $70,000, or 104.1%, to $137,000 for the quarter ended June 30, 2019 from $67,000 for the quarter ended June 30, 2018. The increase in interest expense was due to an increase in rates paid on interest-bearing liabilities partly offset by a decrease in average balances. The cost of interest-bearing liabilities increased 43 basis points to 0.84% for the quarter ended June 30, 2019 compared to 0.41% for the same period in 2018. The increase was primarily due to higher rates paid on CD’s and borrowings from the FHLB. Average interest- bearing liabilities decreased $859,000, or 1.3%, mainly due to lower average balances of savings accounts, Now and money market accounts, partly offset by an increase in average CD balances and higher average borrowings from the FHLB of New York. Average savings accounts decreased $2.4 million, or 9.1%, average Now account balances decreased $931,000, or 7.3%, and average money market balances decreased $599,000, or 17.2%. These decreases were partly offset by a $1.4 million, or 6.1% increase in the average balance of certificates of deposit from $23.5 million for the quarter ended June 30, 2018 to $25.0 million for the quarter ended June 30, 2019 and a $1.6 million, or 279.8% increase in borrowings including escrow deposits for the same period.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2019 we recorded a $26,000 provision compared to no provision for the quarter ended June 30, 2018. The allowance for loan losses was $434,000 at June 30, 2019 compared to $408,000 at December 31, 2018. There were no charge-offs or recoveries during the quarters ended June 30, 2019 and June 30, 2018. (See Note 8 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Non-interest Income. Non-interest income increased $13,000, or 29.5%, to $55,000 for the quarter ended June 30, 2019 from $42,000 for the quarter ended June 30, 2018. The increase was primarily due to higher fees received on bank products and services.

Non-interest Expense. Non-interest expense increased $69,000, or 11.4%, to $676,000 for the quarter ended June 30, 2019 from $607,000 for the quarter ended June 30, 2018. The increase was primarily due to increases in professional fees, compensation and benefits and advertising expense, partly offset by lower occupancy and equipment costs. Professional fees increased $61,000, or 57.4%, primarily due to higher legal expenses. Compensation and benefits expense increased $17,000, or 5.7%, primarily due to higher costs of benefits. Occupancy and equipment expense decreased $11,000, or 16.7%, primarily due to lower taxes and depreciation expense. Advertising expense increased $7,000, primarily due to an increase in print media related to product promotions.

Income Tax Expense. We recorded a $25,000 income tax benefit for the quarter ended June 30, 2019 compared to a $5,000 expense for the quarter ended June 30, 2018. Income tax expense (benefit) is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2019 and June 30, 2018

General. We recorded a net loss of $147,000 for the six months ended June 30, 2019 compared to net income of $56,000 for the six months ended June 30, 2018. The decrease in net income resulted primarily from lower net interest income, higher non-interest expense, and an increase in the provision for loan losses, partly offset by higher non-interest income.

Net Interest Income. Net interest income decreased $146,000, or 12.1%, for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to lower interest and dividend income and higher interest expense. Interest and dividend income decreased $29,000, or 2.1%, for the six months ended June 30, 2019 compared to the same period in 2018. Interest expense increased $118,000, or 90.0%, primarily due to increased balances and rates on CD’s.

Interest income on loans decreased $99,000, or 9.7%. The decrease in interest income on loans was primarily due to lower average balances. Average loan balances decreased $4.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The yield on the loan portfolio remained the same for the six months ended June 30, 2019 and 2018 at 4.44%. Interest income on mortgage backed securities increased $63,000 or 24.0% to $326,000 compared to $263,000 for the six months ended June 30, 2018. Interest income from investment securities remained the same at $54,000 for both the six months ended June 30, 2019 and 2018. The increase in interest income from mortgage backed securities was due to higher volume and yields. The balances on investment securities decreased $578,000, but this decrease was offset by an increase in yields. The average yield on our mortgage-backed securities increased 24 basis points to 2.49% while the yield on our investment securities increased 19 basis points to 1.96%.

Our net interest rate spread decreased 34 basis points to 2.80% for the six months ended June 30, 2019 from 3.14% for the six months ended June 30, 2018, and our net interest margin decreased 29 basis points to 2.90% for the 2019 period from 3.19% for the 2018 period. Average interest-earning assets decreased $2.4 million to $74.4 million for the six months ended June 30, 2019 from $76.8 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased $29,000, or 2.1% to $1.3 million for the six months ended June 30, 2019 from $1.3 million for the six months ended June 30, 2018. The decrease resulted primarily from decreases in interest income on loans of $99,000, partly offset by increases in interest income on mortgage-backed securities and Federal funds sold and other earning assets of $63,000 and $7,000, respectively.

Interest income on mortgage-backed securities increased $63,000 or 24.0% compared to the prior year’s period mainly due to an increase in average balances and yield. The average balance in the mortgage-backed portfolio increased $2.8 million to $26.3 million from $23.5 million or 12.0% compared to the same period in 2018. The average yield on mortgage-backed securities increased 24 basis points to 2.49% for the six months ended June 30, 2019 compared to 2.25% for the same period in 2018.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, increased $118,000, or 90.0%, to $249,000 for the six months ended June 30, 2019 from $131,,000 for the six months ended June 30, 2018. The increase in interest expense was due to an increase in rates paid on interest- bearing liabilities partly offset by a decrease in average balances. Average interest bearing liabilities decreased $2.1 million, or 3.2% mainly due to lower savings, Now account and money market balances, partly offset by increases in borrowings. Average savings decreased $2.7 million, or 10.2%, average Now accounts decreased $595,000, or 4.8% and average money market balances decreased $505,000, or 14.6%. These decreases were partly offset by an increase in average borrowings including escrow deposits of $1.8 million from $480,000 at June 30, 2018 to $2.2 million at June 30, 2019.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2019 we recorded a provision of $26,000 compared to none for the same period in 2018. The allowance for loan losses was $434,000 at June 30, 2019 and $408,000 at December 31, 2018. There were no charge offs or recoveries during the six months ended June 30, 2019 and June 30, 2018. (See Note 8 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Non-interest Income. Non-interest income increased $12,000 or 13.8% to $97,000 for the six months ended June 30, 2019 from $85,000 for the six month period ended June 30, 2018. The increase was primarily due to higher fees received on bank products and services.

Non-interest Expense. Non-interest expense increased $96,000, or 7.8%, to $1.3 million for the six months ended June 30, 2019 from $1.2 million for the six months ended June 30, 2018. The increase was primarily due to increases in professional fees, compensation and benefits and advertising expense, partly offset by lower occupancy and equipment costs. Professional fees increased $103,000, or 53.6%, primarily due to higher legal expenses. Advertising expense increased $10,000, primarily due to an increase in print media related to product promotions. Compensation and benefits expense increased $8,000, or 1.2%, primarily due to higher costs of benefits. Occupancy and equipment expense decreased $19,000, or 13.4%, primarily due to lower taxes and depreciation expense.

Income Tax Expense. We recorded a $39,000 income tax benefit for the six months ended June 30, 2019 compared to a $15,000 expense for the six months ended June 30, 2018. Income tax expense is calculated based on pre-tax income adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 09, 2019	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

