Form 10-Q
period 2019-09-30
Sunnyside Bancorp, Inc.
filed 2019-11-08
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 8, 2019, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Cash and cash equivalents	$1,193,171	$1,217,621
Securities held to maturity, net; approximate fair value of $641,000 (September 30, 2019) and $623,000 (December 31, 2018)	625,179	628,526
Securities available for sale	38,357,068	29,426,745
Loans receivable, net	41,937,705	43,101,525
Premises and equipment, net	1,033,563	1,108,873
Federal Home Loan Bank of New York and other stock, at cost	239,800	330,800
Accrued interest receivable	540,733	516,757
Cash surrender value of life insurance	2,365,966	2,319,802
Deferred income taxes	648,320	822,538
Other assets	371,360	227,540

Total assets	$87,312,865	$79,700,727

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$72,945,091	$63,658,430
Advances from Federal Home Loan Bank of New York	1,839,973	3,750,000
Advances from borrowers for taxes and insurance	306,144	536,712
Other liabilities	856,860	890,473

Total liabilities	75,948,068	68,835,615

Commitments and contingencies	-
		-
Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,085,385	7,064,299
Unallocated common stock held by the Employee Stock Ownership Plan	(405,527)	(422,184)
Retained earnings	6,003,273	6,204,754
Accumulated other comprehensive (loss)	(1,326,269)	(1,989,692)

Total stockholders’ equity	11,364,797	10,865,112

Total liabilities and stockholders’ equity	$87,312,865	$79,700,727

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Interest and dividend income:
Loans	$475,311	$491,084
Investment securities	42,514	27,136
Mortgage-backed securities	159,940	134,613
Federal funds sold and other earning assets	12,422	2,765

Total interest and dividend income	690,187	655,598

Interest expense:
Deposits	168,590	66,306
Borrowings	10,939	5,555

Total interest expense	179,529	71,861

Net interest income	510,658	583,737

Provision for loan losses	-	-

Net interest income after provision for loan losses	510,658	583,737

Non-interest income:
Fees and service charges	24,913	28,760
Income on bank owned life insurance	15,612	15,374

Total non-interest income	40,525	44,134

Non-interest expense:
Compensation and benefits	320,365	302,518
Occupancy and equipment, net	65,010	70,786
Data processing service fees	72,666	73,009
Professional fees	114,967	129,142
Federal deposit insurance premiums	(4,791)	5,203
Advertising and promotion	18,371	7,284
Other	44,148	41,465

Total non-interest expense	630,736	629,407

Income (loss) before income tax (benefit)	(79,553)	(1,536)

Income tax (benefit)	(25,510)	(624)

Net income (loss)	$(54,043)	$(912)

Basic and diluted income (loss) per share	$(0.07)	$-

Weighted average shares outstanding, basic and diluted	752,452	750,537

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Interest and dividend income:
Loans	$1,397,741	$1,512,650
Investment securities	96,604	81,223
Mortgage-backed securities	485,465	397,113
Federal funds sold and other earning assets	27,159	10,074

Total interest and dividend income	2,006,969	2,001,060

Interest expense:
Deposits	394,149	196,167
Borrowings	34,026	6,568

Total interest expense	428,175	202,735

Net interest income	1,578,794	1,798,325

Provision for loan losses	26,231	-

Net interest income after provision for loan losses	1,552,563	1,798,325

Non-interest income:
Fees and service charges	90,904	83,113
Income on bank owned life insurance	46,164	45,881

Total non-interest income	137,068	128,994

Non-interest expense:
Compensation and benefits	963,760	938,180
Occupancy and equipment, net	184,484	208,774
Data processing service fees	219,101	222,162
Professional fees	409,653	320,939
Federal deposit insurance premiums	4,632	16,595
Advertising and promotion	44,718	23,767
Other	129,301	127,926

Total non-interest expense	1,955,649	1,858,343

Income (loss) before income tax (benefit)	(266,018)	68,976

Income tax (benefit)	(64,537)	14,102

Net income (loss)	$(201,481)	$54,874

Basic and diluted income (loss) per share	$(0.27)	$0.07

Weighted average shares outstanding, basic and diluted	751,897	749,987

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Net income (loss)	$(54,043)	$(912)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	16,851	12,102
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	107,329	(225,589)

Other comprehensive income (loss), before tax	124,180	(213,487)

Income tax expense (benefit) related to items of other comprehensive income (loss)	26,078	(44,832)

Other comprehensive income (loss), net of tax	98,102	(168,655)

Comprehensive income (loss)	$44,059	$(169,567)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Net income (loss)	$(201,481)	$54,874

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	50,553	36,306
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	789,227	(740,094)

Other comprehensive income (loss), before tax	839,780	(703,788)

Income tax expense (benefit) related to items of other comprehensive income (loss)	176,357	(147,797)

Other comprehensive income (loss), net of tax	663,423	(555,991)

Comprehensive income (loss)	$461,942	$(501,117)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Common	Additional Paid-in	Unallocated Common Stock Held by	Retained	Accumulated Other Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at June 30, 2018	$7,935	$7,048,525	$(433,289)	$6,208,434	$(1,858,542)	$10,973,063

Net loss for the three months ended September 30, 2018	-	-	-	(912)	-	(912)

ESOP shares allocated or committed to be released	-	2,860	11,821	-	-	14,681

Restricted stock awards earned	-	5,513	-	-	-	5,513

Purchase of stock for ESOP	-	-	(15,486)	-	-	(15,486)

Other comprehensive (loss), net of tax	-	-	-	-	(168,655)	(168,655)

Balance at September 30, 2018	$7,935	$7,056,898	$(436,954)	$6,207,522	$(2,027,197)	$10,808,204

Balance at June 30, 2019	$7,935	$7,078,344	$(411,079)	$6,057,316	$(1,424,371)	$11,308,145

Net loss for the three months ended September 30, 2019	-	-	-	(54,043)	-	(54,043)

ESOP shares allocated or committed to be released	-	1,528	6,870	-	-	8,398

Restricted stock awards earned	-	5,513	-	-	-	5,513

Purchase of stock for ESOP	-	-	(1,318)	-	-	(1,318)

Other comprehensive income, net of tax	-	-	-	-	98,102	98,102

Balance at September 30, 2019	$7,935	$7,085,385	$(405,527)	$6,003,273	$(1,326,269)	$11,364,797

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common	Additional Paid-in	Unallocated Common Stock Held by	Retained	Accumulated Other Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net income for the nine months ended September 30, 2018	-	-	-	54,874	-	54,874

ESOP shares allocated or committed to be released	-	9,830	22,926	-	-	32,756

Restricted stock awards earned	-	16,538	-	-	-	16,538

Purchase of stock for ESOP	-	-	(15,486)	-	-	(15,486)

Other comprehensive (loss), net of tax	-	-	-	-	(555,991)	(555,991)

Balance at September 30, 2018	$7,935	$7,056,898	$(436,954)	$6,207,522	$(2,027,197)	$10,808,204

Balance at December 31, 2018	$7,935	$7,064,299	$(422,184)	$6,204,754	$(1,989,692)	$10,865,112

Net loss for the nine months ended September 30, 2019	-	-	-	(201,481)	-	(201,481)

ESOP shares allocated or committed to be released	-	4,548	19,940	-	-	24,488

Restricted stock awards earned	-	16,538	-	-	-	16,538

Purchase of stock for ESOP	-	-	(3,283)	-	-	(3,283)

Other comprehensive income, net of tax	-	-	-	-	663,423	663,423

Balance at September 30, 2019	$7,935	$7,085,385	$(405,527)	$6,003,273	$(1,326,269)	$11,364,797

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net income	$(201,481)	$54,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	82,366	102,434
Amortization of premiums and accretion of discounts, net	118,321	126,504
Amortization of deferred loan fees and costs, net	63,905	67,674
Provision for loan losses	26,231	-
Increase in accrued interest receivable	(23,976)	(19,495)
Increase in cash surrender value of life insurance	(46,164)	(45,881)
Amortization of stock compensation plans	41,026	49,294
Net (increase) decrease in other assets	(145,959)	34,332
Net increase (decrease) in other liabilities	16,940	(88,810)

Net cash (used in) provided by operating activities	(68,791)	280,926

Cash flows from investing activities:
Purchases of securities available for sale	(15,705,412)	(8,573,949)
Repayments and maturities of securities held to maturity	2,456	26,365
Repayments and maturities of securities available for sale	7,446,886	4,613,168
Loans purchased	(1,916,072)	-
Loan principal repayments, net of originations	2,989,756	5,876,613
Purchases of bank premises and equipment	(7,056)	(8,700)
Redemption (purchase) of FHLB stock	91,000	(206,700)

Net cash (used in) provided by investing activities	(7,098,442)	1,726,797

Cash flows from financing activities:
Net increase (decrease) in deposits	9,286,661	(7,007,332)
Net decrease in advances from borrowers for taxes and insurance	(230,568)	(204,632)
Net (decrease) increase in short-term borrowings	(3,750,000)	4,700,000
Proceeds from long term borrowings	1,900,000	-
Repayment of long term borrowings	(60,027)	-
Purchase of stock for ESOP	(3,283)	(15,486)

Net cash provided by (used in) financing activities	7,142,783	(2,527,450)

Net decrease in cash and cash equivalents	(24,450)	(519,727)

Cash and cash equivalents at beginning of year	1,217,621	1,229,036

Cash and cash equivalents at end of period	$1,193,171	$709,309

Supplemental Information:

Cash paid for:
Interest	$426,628	$200,789
Income taxes (refunds received), net	$3,369	$18,958

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

The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ended December 31, 2019, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2019 and December 31, 2018, the Company had no securities classified as held for trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Employee Benefits (Cont’d)

Equity Incentive Plan:

On July 17, 2014, the Board of Directors adopted the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the Stock Incentive Plan cannot exceed 79,350 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 23,805.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended September 30, 2019 and 2018 and $16,500 in expense for the nine month periods ended September 30, 2019 and 2018 in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at September 30, 2019 is $17,000 over a weighted average period of 0.75 years. There were no stock options outstanding as of September 30, 2019.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief.” ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities will have one additional year. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2019 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. SECURITIES

	September 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$546,870	$14,165		$561,035
Mortgage-backed securities	78,309	1,626	-	79,935

	$625,179	$15,791	$-	$640,970

Securities available for sale:
U.S. government and agency obligations	$8,415,240	$7,810	$23,688	$8,399,362
Mortgage-backed securities	29,892,082	182,807	117,183	29,957,706

	$38,307,322	$190,617	$140,871	$38,357,068

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,788	$-	$6,675	$541,113
Mortgage-backed securities	80,738	1,517	-	82,255

	$628,526	$1,517	$6,675	$623,368

Securities available for sale:
U.S. government and agency obligations	$5,184,174	$-	$120,911	5,063,263
Mortgage-backed securities	24,982,052	5,387	623,957	24,363,482

	$30,166,226	$5,387	$744,868	$29,426,745

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $1.8 million, $18.6 million and $9.5 million, respectively, at September 30, 2019. ($249,000, $15.5 million and $9.3 million, respectively, at December 31, 2018).

There were no sales and calls of securities held to maturity or available for sale for the three and nine months ended September 30, 2019 and 2018, respectively.

The following is a summary of the amortized cost and fair value of securities at September 30, 2019 and December 31, 2018, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

3. SECURITIES (Cont’d)

	September 30, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$200,121	$200,180	$999,952	$999,005
After one to five years	-	-	1,404,731	1,407,145
After five to ten years	-	-	1,593,034	1,587,298
After ten years	425,058	440,790	34,309,605	34,363,620

	$625,179	$640,970	$38,307,322	$38,357,068

	December 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$201,208	$200,316	$999,797	$988,380
After one to five years	-	-	3,268,006	3,220,881
After five to ten years	-	-	1,933,095	1,877,699
After ten years	427,318	423,052	23,965,328	23,339,785

	$628,526	$623,368	$30,166,226	$29,426,745

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2019 and December 31, 2018, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	5,948,394	15,297	1,538,219	8,391
Mortgage-backed securities	6,376,844	46,460	12,735,911	70,723

	12,325,238	61,757	14,274,130	79,114

	$12,325,238	$61,757	$14,274,130	$79,114

3. SECURITIES (Cont’d)

	December 31, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$340,797	$5,783	$200,316	$892

Securities available for sale:
U.S. government and agency obligations	-	-	5,063,263	120,911
Mortgage-backed securities	2,322,591	13,840	19,182,761	610,117

	2,322,591	13,840	24,246,024	731,028

	$2,663,388	$19,623	$24,446,340	$731,920

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 35 and 45 securities were in an unrealized loss position at September 30, 2019 and December 31, 2018, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale with a carrying value of approximately $5.7 million as of September 30, 2019 ($5.5 million at December 31, 2018), have been pledged to secure advances from the Federal Home Loan Bank of New York.

4. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2019	2018
Mortgage loans:
Residential 1-4 family	$18,226,836	$18,239,205
Commercial and multi-family	16,237,374	15,640,233
Home equity lines of credit	7,418	27,725

	34,471,628	33,907,163

Other loans:
Student	6,492,401	8,024,588
Commercial	1,216,513	1,316,545

	7,708,914	9,341,133

Total loans	42,180,542	43,248,296

Less:
Deferred loan fees (costs and premiums), net	(191,226)	(261,061)
Allowance for loan losses	434,063	407,832

	242,837	146,771

	$41,937,705	$43,101,525

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $135,000 and $142,000 at September 30, 2019 and December 31, 2018, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2019	2018

Balance at beginning of period	$434,063	$507,235
Provision for loan losses	-	-

Balance at end of period	$434,063	$507,235

4. LOANS RECEIVABLE, NET (CONT’D)

	Nine Months Ended
	September 30,
	2019	2018

Balance at beginning of period	$407,832	$507,235
Provision for loan losses	26,231	-

Balance at end of period	$434,063	$507,235

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2019 and December 31, 2018. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2019
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$17,986	$15,634	$7	$6,438	$1,217	$41,282
Special Mention	241	234	-	22	-	497
Substandard	-	369	-	33	-	402

	$18,227	$16,237	$7	$6,493	$1,217	$42,181

4. LOANS RECEIVABLE, NET (CONT’D)

	December 31, 2018
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$17,941	$15,640	$28	$8,000	$1,316	$42,925
Special Mention	49	-	-	-	-	49
Substandard	249	-	-	25	-	274

	$18,239	$15,640	$28	$8,025	$1,316	$43,248

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
			(In thousands)

Residential 1-4 family	$364	$21	$-	$385	$17,842	$18,227	$-
Commercial real estate and multi-family	-	-	234	234	16,003	16,237	-
Home equity lines of credit	-	-	-	-	7	7	-
Student loans	123	54	27	204	6,289	6,493	27
Commercial and other	-	-	-	-	1,217	1,217	-

	$487	$75	$261	$823	$41,358	$42,181	$27

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
			(In thousands)

Residential 1-4 family	$-	$-	$49	$49	$18,190	$18,239	$49
Commercial real estate and multi-family	-	-	-	$-	15,640	15,640	-
Home equity lines of credit	-	-	-	$-	28	28	-
Student loans	5	33	-	$38	7,987	8,025	-
Other loans	-	-	-	$-	1,316	1,316	-

	$5	$33	$49	$87	$43,161	$43,248	$49

4. LOANS RECEIVABLE, NET (CONT’D)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2019	2018
	(In thousands)

Residential 1-4 family	$-	$249
Commercial real estate and multi-family	234	-
Home equity lines of credit	-	-
Student loans	33	-
Other loans	-	-

Total non-accrual loans	267	249

Accruing loans delinquent 90 days or more:
Residential 1-4 family	-	49
Student	27	-

Total non-performing loans	$294	$298

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $1,900 and $3,900 for the three months ended September 30, 2019 and 2018, respectively. There was no interest income recognized on non-accrual loans during the three months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 and 2018, such interest income that would have been recognized on non-accrual loans totaled approximately $7,400 and $17,800, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $7,200 during the nine months ended September 30, 2019 and 2018, respectively.

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

The following table provides information about the Company’s impaired loans at September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$241	$241	$-

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$249	$249	$-

4. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$241	$3	$-	$-

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$245	$3	$-	$-

The recorded investment in a loan modified in a troubled debt restructuring totaled $240,841 at September 30, 2019 ($248,956 at December 31, 2018), which was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three and nine months ended September 30, 2019 and 2018, there were no new TDR’s that occurred.

4. LOANS RECEIVABLE, NET (CONT’D)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2019
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$152	$156	$-	$114	$12	$-	$434
Provision for loan losses	(7)	(21)	-	29	(1)	-	-

Ending Balance	$145	$135	$-	$143	$11	$-	$434

	Three Months Ended
	September 30, 2018
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$308	$108	$3	$72	$13	$3	$507
Provision for loan losses	(9)	5	(2)	9	-	(3)	-

Ending Balance	$299	$113	$1	$81	$13	$-	$507

	Nine Months Ended
	September 30, 2019
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	-	7	(1)	21	(1)		26

Ending Balance	$145	$135	$-	$143	$11	$-	$434

4. LOANS RECEIVABLE, NET (CONT’D)

	Nine Months Ended
	September 30, 2018
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	(19)	(8)	(3)	27	3		-

Ending Balance	$299	$113	$1	$81	$13	$-	$507

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2019	2018

Unrealized net loss on pension plan	$(1,728,566)	$(1,779,119)
Unrealized gain (loss) on securities available for sale	49,746	(739,481)

Accumulated other comprehensive loss before taxes	(1,678,820)	(2,518,600)

Tax effect	352,551	528,908

Accumulated other comprehensive loss	$(1,326,269)	$(1,989,692)

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized With Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2019

Tangible Capital	$11,782	13.58%	$1,302	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,216	26.62%	4,818	10.500%	4,589	10.00%	4,818	10.50%
Common Equity Tier 1 Capital	11,782	25.68%	3,212	7.000%	2,983	6.50%	3,212	7.00%
Tier 1 Risk-based Capital	11,782	25.68%	3,900	8.500%	3,671	8.00%	3,900	8.50%
Tier 1 Leverage Capital	11,782	13.58%	3,471	4.000%	4,339	5.00%	N/A	N/A

December 31, 2018

Tangible Capital	11,912	15.00%	1,191	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,320	26.76%	4,546	9.875%	4,603	10.00%	4,603	10.00%
Common Equity Tier 1 Capital	11,912	25.88%	2,935	6.375%	2,992	6.50%	2,992	6.50%
Tier 1 Risk-based Capital	11,912	25.88%	3,625	7.875%	3,683	8.00%	3,683	8.00%
Tier 1 Leverage Capital	11,912	15.00%	3,177	4.000%	3,971	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2019 and December 31, 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

		Fair Value Measurements
Description	Carrying Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019:
Securities available for sale	$38,357,068	$-	$38,357,068	$-

December 31, 2018:
Securities available for sale	$29,426,745	$-	$29,426,745	$-

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

		Fair Value Measurements
Description	Carrying Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019:
Impaired residential 1-4 family loan	$240,841	$-	$-	$240,841

December 31, 2018:
Impaired residential 1-4 family loan	$248,956	$-	$-	$248,956

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

7. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$1,193	$1,193	$1,218	$1,218
Securities held to maturity	625	641	629	623
Securities available for sale	38,357	38,357	29,427	29,427
Loans receivable	41,938	41,519	43,102	41,867
FHLB and other stock, at cost	240	240	331	331
Accrued interest receivable	541	541	517	517

Financial liabilities:
Deposits	72,945	73,268	63,658	63,711
FHLB Advances	1,840	1,854	3,750	3,754

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

8. CONTINGENCIES

The Company has a $6.5 million student loan portfolio of which $3.1 million is insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $63,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets increased $7.6 million, or 9.6%, to $87.3 million at September 30, 2019 from $79.7 million at December 31, 2018. The increase was primarily due to an increase in securities available for sale, partly offset by a decrease in loans. Securities available for sale increased $8.9 million, or 30.3%, to $38.4 million at September 30, 2019 from $29.4 million at December 31, 2018. Loans decreased $1.2 million, or 2.7%, to $41.9 million at September 30, 2019 from $43.1 million at December 31, 2018.

Securities available for sale increased $8.9 million, or 30.3%, to $38.4 million at September 30, 2019 from $29.4 million at December 31, 2018. Securities held to maturity decreased $3,000, or 0.5%, to $625,000 at September 30, 2019 from $628,000 at December 31, 2018. The increase in investments was primarily funded by an increase in deposit liabilities.

Net loans receivable decreased $1.2 million, or 2.7%, to $41.9 million at September 30, 2019 from $43.1 million at December 31, 2018. The decrease in loans receivable was primarily due to decreases in student loans partly offset by an increase in commercial and multi-family loans..

At September 30, 2019, our investment in bank-owned life insurance increased $46,000 to $2.4 million from $2.3 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes decreased $174,000, or 21.2%, to $648,000 at September 30, 2019 from $823,000 at December 31, 2018. The decrease resulted primarily from the decrease in unrealized losses on securities available for sale.

Federal Home Loan Bank of New York (“FHLB”) stock decreased $91,000, or 27.5%, to $239,000 at September 30, 2019 compared to $331,000 at December 31, 2018 due mainly to the reduction in the FHLB advances.

Other assets, consisting primarily of prepaid insurance premiums, prepaid assets and accounts receivable increased $144,000, or 63.2%, to 371,000 at September 30, 2019 from $228,000 at December 31, 2018 primarily due to an increase in prepaid insurance and other prepaid items.

Total deposits increased $9.3 million, or 14.6%, to $72.9 million at September 30, 2019 from $63.7 million at December 31, 2018. The increase resulted primarily from an increase in certificates of deposit accounts of $9.6 million, or 48.7%, resulting in large part from a CD campaign we ran during the first seven months of 2019. The increase also resulted from an increase of $1.8 million, or 43.1%, in non-interest bearing DDA accounts. These increases were partly offset by decreases in NOW accounts of $811,000, or 7.0%, money market accounts of $721,000, or 22.3%, and savings accounts of $672,000, or 2.7%.

We had a long-term Federal Home Loan Bank (“FHLB”) advance outstanding of $1.8 million at September 30, 2019 compared to short-term FHLB advances of $3.8 million at December 31, 2018. At September 30, 2019, we had the ability to borrow an additional $24.4 million, or 30% of the Association’s assets, in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased $500,000, or 4.6%, to $11.4 million at September 30, 2019 from $10.9 million at December 31, 2018 primarily due to a decrease in unrealized losses in our investment portfolio included in accumulated other comprehensive loss, partly offset by a net loss of $201,000 for the nine months ended September 30, 2019.

Comparison of Results of Operations for the Quarters Ended September 30, 2019 and September 30, 2018

General. We recorded a net loss of $54,000 for the quarter ended September 30, 2019 compared to a net loss of $912 for the quarter ended September 30, 2018. The increase in net loss was primarily due to a decrease in net interest and non-interest income partly offset by an increase in tax benefit when comparing the 2019 quarter to the 2018 quarter.

Net Interest Income. Net interest income decreased $73,000, or 12.5%, to $511,000 for the quarter ended September 30, 2019 from $584,000 for the quarter ended September 30, 2018. Interest income on loans decreased $16,000 or 3.2% primarily due to lower average balances and decrease in yield. Interest income on mortgage-backed securities increased $25,000 or 18.8% primarily due to higher average balances partly offset by lower yields. Interest income on investment securities increased $15,000 or 56.7% primarily due to higher average balances and an increase in yields. Interest expense increased $108,000, or 149.8% primarily due to higher rates and average balances on certificates of deposit and FHLB advances partly offset by lower savings, NOW and money market deposit balances. The average yield on our loans and mortgage-backed securities decreased 7 basis points, while the yield on investment securities and federal funds sold and other earning assets increased 30 and 115 basis points, respectively, during the quarter ended September 30, 2019 compared to the 2018 quarter. Our net interest rate spread decreased 74 basis points to 2.37% for the quarter ended September 30, 2019 from 3.11% for the quarter ended September 30, 2018 and our net interest margin decreased 66 basis points to 2.51% for the 2019 quarter from 3.17% for the 2018 period. Average interest-earning assets increased to $80.7 million for the quarter ended September 30, 2019 from $73.1 million for the prior year quarter.

Interest and Dividend Income. Interest and dividend income increased $35,000 or 5.3% to $690,000 for the quarter ended September 30, 2019 from $656,000 for the quarter ended September 30, 2018. The increase resulted primarily from an increase in interest income on mortgage-backed and investment securities of $25,000, or 18.8% and $15,000, or 56.7%, respectively, as well as an increase in interest on federal funds sold and other earning assets of $10,000, or 349.3%. These increases were partly offset by a decrease in interest income on loans of $16,000, or 3.2%.

Interest income on loans decreased $16,000, or 3.2%, to $475,000 for the quarter ended September 30, 2019 from $491,000 for the quarter ended September 30, 2018. The decrease resulted primarily from a $778,000 decrease in average balances and a decrease of 7 basis points in the average yield on loans to 4.42% for the 2019 quarter from 4.49% for the 2018 quarter.

Interest and dividend income on investment securities increased $15,000 to $43,000 for the quarter ended September 30, 2019 from $27,000 for the quarter ended September 30, 2018. The increase was primarily due to a $2 million increase in average balances and a 30 basis point increase in yield from 1.87% for the quarter ended September 30, 2018 to 2.17% for the quarter ended September 30, 2019. Interest income on mortgage-backed securities increased $25,000, or 18.8% to $160,000 compared to $135,000 for the quarter ended September 30, 2018. The increase was mainly due to a $5.2 million increase in average balances partly offset by a decrease of 7 basis points in yield from 2.32% for the three months ended September 30, 2018 to 2.25% for the current quarter.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $108,000 or 149.8%, to $180,000 for the quarter ended September 30, 2019 from $72,000 for the quarter ended September 30, 2018. The increase in interest expense was due to an increase of 58 basis points in the cost of interest-bearing liabilities, primarily deposits, to 1.03% for the quarter ended September 30, 2019, from 0.45% for the quarter ended September 30, 2018, primarily due to higher interest paid on certificates of deposit reflecting increasing market interest rates. Average interest-bearing liabilities increased $6.1 million to $69.3 million for the quarter ended September 30, 2019 from $63.2 million for the quarter ended September 30, 2018. The average balances of certificates of deposits and FHLB advances increased $8.2 million and $970,000 to $29.0 million and $2.0 million, respectively for the quarter ended September 30, 2019 compared to $20.8 million and $1 million for the quarter ended September 30, 2018.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There were no provisions recorded for the third quarter of 2019 and 2018. The allowance for loan losses was $434,000 at September 30, 2019 compared to $408,000 at December 31, 2018. Non-performing loans at September 30, 2019 totaled $294,000 compared to $298,000 at December 31, 2018. During the quarters ended September 30, 2019 and September 30, 2018 there were no loan charge-offs or recoveries.

Noninterest Income. Noninterest income decreased $4,000 to $41,000 for the quarter ended September 30, 2019 from $44,000 for the quarter ended September 30, 2018. The decrease was primarily due to a decrease in fees and service charges.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2019 totaled $631,000, relatively unchanged compared to $629,000 for the same period in 2018. Professional fees, federal deposit insurance premiums and occupancy and equipment expenses decreased $14,000, $10,000 and $6,000, respectively and were offset by increases in compensation and benefits and advertising and promotion expenses of $18,000 and $11,000, respectively. Compensation and benefits increased $18,000, or 5.9% primarily due to higher pension costs. Advertising and promotion expense increased $11,000, or 152.2% primarily due to promotional campaigns conducted in the third quarter of 2019 not conducted in 2018. Professional fees decreased $14,000, or 11.0%, primarily due to lower legal costs. Federal deposit insurance premiums decreased $10,000, or 192.1% mainly due to a credit received from the FDIC’s insurance fund. Occupancy and equipment expenses decreased $6,000, or 8.2% primarily due to lower depreciation and repairs, partly offset by higher utility costs.

Income Tax Expense (Benefit). We recorded a $26,000 income tax benefit for the quarter ended September 30, 2019 and a $624 income tax benefit for the quarter ended September 30, 2018. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2019 and September 30, 2018

General. We recorded a net loss of $201,000 for the nine months ended September 30, 2019 compared to net income of $55,000 for the nine months ended September 30, 2018. The decrease in net income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulted primarily from a decrease in net-interest income and an increase in non-interest expense and the provision for loan losses, partly offset by an increase in non-interest income and a higher tax benefit

Net Interest Income. Net interest income decreased $220,000, or 12.2%, to $1.6 million for the nine months ended September 30, 2019 from $1.8 million for the nine months ended September 30, 2018. Interest income on loans decreased $115,000 or 7.6% primarily due to lower average balances and decrease in yield. Interest income on mortgage-backed securities increased $88,000 or 22.2% primarily due to higher average balances and higher yields. Interest income on investment securities increased $15,000 or 18.9% primarily due to higher average balances and yields. Interest expense increased $225,000, or 111.2% primarily due to higher rates and average balances on certificates of deposit and FHLB advances partly offset by lower savings, NOW and money market deposit balances. The average yield on our loans decreased 2 basis points while the average yield on our investment securities and mortgage-backed securities increased 23 and 14 basis points, respectively for the nine months ended September 30, 2019 compared to the same period in 2018. Our net interest rate spread decreased 48 basis points to 2.65% for the nine months ended September 30, 2019 from 3.13% for the nine months ended September 30, 2018 and our net interest margin decreased 42 basis points to 2.76% for the nine months ended September 30, 2019 from 3.18% for the same period in 2018. Average interest-earning assets increased $1 million to $76.5 million for the nine months ended September 30, 2019 from $75.5 million for the prior year period.

Interest and Dividend Income. Interest and dividend income increased $6,000 or 0.3% to $2.0 million for the nine months ended September 30, 2019 from $2.0 million for the nine months ended September 30, 2018. The increase resulted primarily from an increase in interest on investment securities, mortgage-backed securities and interest on federal funds sold and other earning assets, partly offset by a decrease in interest income on loans.

Interest income on loans decreased $115,000 or 7.6%, to $1.4 million for the nine months ended September 30, 2019 from $1.5 million for the nine months ended September 30, 2018. The decrease resulted primarily from a $3.3 million decrease in average loan balances and a 2 basis point decrease in the average yield on loans to 4.43% for the 2019 period from 4.45% for the 2018 period.

Interest and dividend income on investment securities increased $15,000 or 18.9% for the nine months ended September 30, 2019 to $97,000 from $81,000 for the nine months ended September 30, 2018 primarily due to a 23 basis point increase in yield and a $305,000 increase in average balances. Interest and dividend income on mortgage-backed securities increased $88,000 or 22.2% for the nine months ended September 30, 2019 to $485,000 from $397,000 for the nine months ended September 30, 2018 primarily due to a 14 basis point increase in yield to 2.41% at September 30, 2019 compared to 2.27% at September 30, 2018, and a $3.6 million increase in average balances.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $225,000, or 111.2%, to $428,000 for the nine months ended September 30, 2019 from $203,000 for the nine months ended September 30, 2018. The increase in interest expense was due to an increase in rates paid on interest bearing liabilities and an increase in average balances. The yield on interest bearing liabilities increased 45 basis points to 0.86% for the nine months ended September 30, 2019 compared to 0.41% for the same period in 2018. This increase was primarily due to higher rates paid on certificates of deposit and FHLB advances. The average yield on certificates of deposit increased 93 basis point to 1.91% for the nine month period ended September 30, 2019 compared to 0.98% for the same period in 2018. The average rate paid on FHLB advances and escrow accounts increased 89 basis points to 1.94% for the nine months ended September 30, 2019 compared to 1.05% for the same period in 2018. Average certificate of deposit and other borrowing balances increased $2.7 million, or 12.0% and $1.5 million or 181.6%, respectively for the nine months ended September 30, 2019 compared to the same period in 2018.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $26,000 provision for loan losses recorded for the nine month period ended September 30, 2019 and a $0 provision for loan losses recorded for the nine month period ended September 30, 2018. There were no charge-offs or recoveries of loans during the nine months ended September 30, 2019 and 2018, respectively.

Noninterest Income. Noninterest income increased $8,000 or 6.3% to $137,000 for the nine months ended September 30, 2019 from $129,000 for the nine months ended September 30, 2018. The increase was primarily due higher fees and service charges.

Noninterest Expense. Noninterest expense increased $97,000 or 5.2%, to $2.0 million for the nine months ended September 30, 2019 from $1.9 million for the nine months ended September 30, 2018. The increase was primarily due to higher professional fees, compensation and benefits and advertising and promotion costs partly offset by decreases in occupancy and equipment expense, and lower federal deposit insurance premiums. Professional fees increased $89,000, or 27.6% mainly due to higher legal fees. Compensation and benefits expense increased $26,000, or 2.7% primarily due to higher pension costs. Advertising and promotion expense increased $21,000, or 88.2% primarily due to promotional campaigns conducted in the third quarter of 2019 not conducted in 2018. Federal deposit insurance premiums decreased $12,000, or 72.1% mainly due to a credit received from the FDIC’s insurance fund. Occupancy and equipment expenses decreased $24,000, or 11.6% primarily due to lower depreciation and repairs, partly offset by higher utility costs.

Income Tax Expense. We recorded a $65,000 income tax benefit for the nine months ended September 30, 2019 compared to a $14,000 income tax expense for the nine months ended September 30, 2018. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

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

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 8, 2019	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

