Form 10-K
period 2019-12-31
Sunnyside Bancorp, Inc.
filed 2020-03-27
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2019.

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price ($12.95) as of June 28, 2019 was $8,909,859.

As of March 23, 2020, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Shareholders.

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

At December 31, 2019, Sunnyside Bancorp had consolidated assets of $86.2 million, liabilities of $74.8 million and equity of $11.4 million.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2019, $17.9 million, or 44.6%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $14.9 million, or 37.2% was comprised of commercial real estate and multi-family mortgage loans, $5.9 million, or 14.7%, was comprised of student loans and $1.4 million, or 3.5%, was comprised of commercial, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank of New York (“FHLB”). There was $1.7 million of long-term advances outstanding at December 31, 2019.

For the year ended December 31, 2019, the Company recorded a net loss of $338,000 compared to net income of $52,000 for the year ended December 31, 2018. Net interest income decreased $313,000, non-interest expense increased $111,000 and the provision for loan losses increased 90,000, partly offset by an increase in tax benefit of $122,000.

Our current business strategy includes diversifying our loan portfolio to increase our jumbo residential and non-residential lending, including commercial and multi-family real estate lending, construction and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

The majority of our current executive management team has been with Sunnyside Federal since 2010. Since that time, we have begun to shift Sunnyside Federal’s strategy to diversify our traditional thrift focus into a more commercial bank style of operation with a broadened base of financial products and services while emphasizing superior customer service. While residential real estate lending has been, and will remain, a very important part of our operations, we intend to continue our focus on non-residential lending, including commercial and multi-family real estate lending, construction and commercial lending.

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

At December 31, 2019, $17.9 million, or 44.6%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2014 through 2018 are provided below:

●	The homeownership rate in Westchester County was 61.3%, compared to 53.9% in the State of New York;

●	The median home value in Westchester County was $528,300, compared to $302,200 in the State of New York;

●	The median household income in Westchester County was $92,758 compared to $65,323 in the State of New York;

●	Approximately 48.2% of the population of Westchester County held a bachelor’s degree or higher, compared to 35.9% in the State of New York; and

●	Approximately 8.3% of the population of Westchester County had incomes below poverty level, compared to 13.6% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2014 through 2018:

●	The homeownership rate in Putnam County and Rockland County was 82.4% and 68.7%, respectively, compared to 53.9% in the State of New York;

●	The median home value in Putnam County and Rockland County was $356,300 and $434,000, respectively, compared to $302,200 in the State of New York;

●	The median household income in Putnam County and Rockland County was $102,186 and $91,108, respectively, compared to $65,323 in the State of New York;

●	Approximately 39.9% and 40.6% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 35.9% in the State of New York; and

●	Approximately 6.0% and 13.9% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 13.6% in the State of New York.

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

We are a small community savings institution and as of June 30, 2019 (the latest date for which information is available), our market share was 0.06% of total FDIC-insured deposits in Westchester, making us the 29th largest out of 34 financial institutions in Westchester County based upon deposit share as of that date.

Business Strategy

Our current business strategy is to operate as a community bank dedicated to serving the needs of our consumer and business customers and emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	growing our assets and liabilities by increasing our presence in the communities we serve and expanding our service delivery channels;

●	utilizing our management’s commercial banking experience by diversifying our lending operations to increase our emphasis on commercial and multi-family real estate lending, commercial and construction lending;

●	maintaining our strong asset quality profile through conservative loan underwriting;

●	managing interest rate risk by emphasizing the origination of shorter-term loans for retention in our portfolio;

●	continuing to attract and retain customers in our market area and build our “core” deposits consisting of demand, NOW, savings and money market accounts; and

●	opportunistically seek to purchase or sell loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2019, $17.9 million, or 44.6%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2019, $14.9 million, or 37.2% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions. We also offer commercial loans that are not real estate secured, home equity lines of credit and other loans. At December 31, 2019, $5.9 million, or 14.7%, of our total loan portfolio was comprised of student loans and $1.4 million, or 3.5%, was comprised of commercial loans, home equity and other loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2019 purchased loans accounted for $10.2 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$17,894	44.6%	$18,239	42.2%
Commercial and multi-family residential	14,918	37.2%	15,640	36.1%
Home equity lines of credit	206	0.5%	28	0.1%
Student loans	5,889	14.7%	8,025	18.6%
Commercial and other loans	1,191	3.0%	1,317	3.0%
Total loans receivable	40,098	100.0%	43,249	100.0%
Less:
Deferred loan fees (costs and premiums)	(171)		(261)
Allowance for loan losses	429		408

Total loans receivable, net	39,840		43,102

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2020. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

		Commercial
	One-to-four	and multi-
	family	family
	residential	residential	Home Equity
	real estate	real estate	lines of	Student	Other
	loans	loans	credit	Loans	loans	Total

Due During the Years Ending December 31,

2020	$34,212	$1,681,705	$-	$-	$567,956	$2,283,873
2021	4,335	-	-	35,991	-	$40,326
2022	-	2,219,669	6,281	318,800	123,299	$2,668,049
2023 to 2024	387,669	2,712,285	-	449,848	58,830	$3,608,632
2025 to 2029	5,600,033	6,423,326	-	2,103,270	358,862	$14,485,491
2030 to 2034	4,023,188	589,173	-	16,820	-	$4,629,181
2035 and beyond	7,844,577	1,291,596	200,000	2,964,226	81,997	$12,382,396
	$17,894,014	$14,917,754	$206,281	$5,888,955	$1,190,944	$40,097,948

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2019, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2020.

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$15,573	$2,287	$17,860
Commercial and multi-family residential	7,005	6,231	13,236
Home equity lines of credit	-	206	206
Student Loans	2,880	3,009	5,889
Other loans	182	441	623
Total loans	$25,640	$12,174	$37,814

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2019, $17.9 million, or 44.6% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2019, 87.2% of our one- to four-family residential real estate loans were fixed-rate loans, and 12.8% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of January 1, 2020 was generally $510,400 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2019, we had $14.9 million in commercial and multi-family real estate loans, representing 37.2% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our emphasis on originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.8 million at December 31, 2019. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2019, our average commercial real estate loan had a balance of $452,000. At that same date, our largest commercial real estate relationship totaled $1.6 million and was performing in accordance with its repayment terms.

Student Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans totaled $3.1 million at December 31, 2019. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans totaled $2.9 million at December 31, 2019. At December 31, 2019, student loans totaled $5.9 million and represented 14.7% of our loan portfolio.

Management believes that offering student loans and other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Student loans and other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Commercial Loans and Other. To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2019, commercial and other loans totaled $1.2 million, or 3.0% of our loan portfolio.

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

At December 31, 2019, our home equity lines of credit totaled $206,000 and were performing in accordance with their repayment terms.

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

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2019, these types of purchased loans accounted for $10.2 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2019	2018
	(In thousands)

Total loans at beginning of year	$43,249	$48,972
Loans originated:
Real estate loans:
One-to four-family residential	550	-
Commercial and multi-family	1,349	3,252
Home equity lines of credit	200	-
Total real estate loans	2,099	3,252

Student loans	-	-
Other	-	-
Total loans originated	$2,099	$3,252

Loans Purchased:
One-to four-family residential	1,916	-
Commercial and multi-family	-	-
Student loans	-	-
Total Loans Purchased	$1,916	$-

Loans Sold:
Commercial and multi-family	-	-
Other	-	-
Total Loans Sold	$-	$-
Deduct:
Principal repayments	$7,166	$8,975
Net loan activity	$(3,151)	$(5,723)
Total loans at end of year	$40,098	$43,249

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2019, our largest credit relationship totaled $1.6 million and was secured by commercial real estate. At December 31, 2019, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.5 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent for
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2019
Real estate loans:
One to four-family residential	3	$252	-	$-	3	252
Commercial and multi-family residential	2	905	1	234	3	1,139
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	8	165	-	-	8	165
Other loans
Total	13	$1,322	1	$234	14	$1,556

At December 31, 2018
Real estate loans:
One to four-family residential	-	$-	1	$49	1	$49
Commercial and multi-family residential	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	4	38	-	-	4	38
Other loans	-	-	-	-
Total	4	$38	1	$49	5	$87

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	-	249
Commercial and multi-family	234	-
Home equity lines of credit	-	-
Student loans	-	-
Other	-	-
Total	234	249

Accruing loans 90 days or more past due
Real estate loans:
One-to four-family residential	-	49
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student loans	-	-
Other	-	-
Total loans 90 days or more past due	-	49

Total non-performing loans	234	298

Real estate owned
Other non-performing assets	-	-
	-	-
Total non-performing assets	234	298

Troubled debt restructurings:
Real estate loans:
One-to four family residential	241	249
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other	-	-
Total	241	249

Ratios:
Total non-performing loans to total loans	0.58%	0.69%
Total non-performing loans to total assets	0.27%	0.37%
Total non-performing assets to total assets	0.27%	0.37%

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $10,200. There was no interest income recognized on such loans for the year ended December 31, 2019.

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2019 and 2018.

	At December 31,
	2019	2018
	(In thousands)

Classification of Assets
Substandard	$369	$274
Doubtful	-	-
Loss	-	-

Total Classified Asstes	369	274
Special Mention	475	49

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2019, we had no potential problem loans that are not accounted for above under “ – Classified Assets.” Please see “ – Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2019.

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

For 2019 and 2018, we recorded a provision of $94,000 and $3,800, respectively. The allowance for loan losses was $429,000, or 1.07% of total loans, at December 31, 2019, compared to $408,000, or 0.94% of total loans, at December 31, 2018. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2019	2018
	(In thousands)

Balance at beginning of year	$408	$507

Charge-offs:
Real estate loans:
One-to four-family residential	-	91
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student Loans	73	12
Other loans	-	-
Total charge-offs	73	103

Recoveries:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-
Total recoveries	-	-

Net Charge-offs	73	103
Provision for loan losses	94	4
Balance at end of year	$429	$408

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.23%
Allowance for loan losses to non-performing loan at end of year	183.3%	136.9%
Allowance for loan losses to total loans at end of year	1.07%	0.94%

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

	At December 31,
	2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to four-family residential	142	33.1%	44.6%	$145	35.5%	42.2%
Commercial and multi-family residential	134	31.2%	37.2%	128	31.4%	36.1%
Home equity lines of credit	2	0.5%	0.5%	1	0.3%	0.10%
Student loans	140	32.6%	14.7%	122	29.9%	18.6%
Other loans	11	2.6%	3.0%	12	2.9%	3.0%
Total allowance for loan losses	429	100%	100.00%	408	100.0%	100.0%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2019, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions as well as insured bank certificates of deposit. Additionally, as a member of the Federal Home Loan Bank of New York (FHLB), we are required to purchase stock in the FHLB and at December 31, 2019, we owned $151,000 in FHLB stock. At December 31, 2019, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Community Bankers Bank) at the dates indicated.

(in thousands)	At December 31,
	2019		2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities held to maturity:
State, county, and municipal obligations	$347	$362	$548	$541
Mortgage-backed securities	77	79	81	82
Total securities held to maturities	424	441	629	623

Securities available for sale:
U.S. government and agency securities	$7,832	$7,781	$5,184	$5,063
Mortgage-backed securities	30,084	30,198	24,982	24,364
Total securities available for sale	$37,916	$37,979	$30,166	$29,427

The following table sets forth the amortized cost and fair value of our insured bank certificates of deposit at the dates indicated.

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Certificates of Deposit
Maturing in after 5 to10 years	$999	$997	$-	$-

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$77	4.19%	$77	$79	4.19%
State, county and municipal securities	$-	-%	$-	-%	$-	-%	$347	3.27%	$347	$362	3.27%
Total securities held to maturity	$-	-%	$-	-%	-	-%	$424	3.44%	$424	$441	3.44%

Securities available for sale:
US government and agency securities	$500	1.36%	$500	2.25%	$-	-%	$6,832	2.52%	$7,832	$7,781	2.43%
Mortgage-backed securities	$-	-%	$798	1.44%	$1,485	1.87%	$27,801	2.38%	$30,084	$30,198	2.33%
Total securities available for sale	$500	1.36%	$1,298	1.75%	$1,485	1.87%	$34,633	2.41%	$37,916	$37,979	2.35%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the FHLB to fund our operations and we had $1.7 million and $3.8 million in advances at December 31, 2019 and 2018, respectively.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2019, $30.0 million, or 41.7% of our total deposit accounts were certificates of deposit, of which $25.8 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2019			2018
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
				(In thousands)

Deposit Type
Non-interest-bearing
Checking	$5,042	7.2%	0%	$4,722	6.9%	0%
NOW	11,482	16.4%	0.05%	12,147	17.8%	0.05%
Savings	23,970	34.3%	0.13%	25,939	37.9%	0.12%
Money Market	2,757	4.0%	0.07%	3,372	4.9%	0.09%
Certificates of Deposits	26,602	38.1%	2.02%	22,222	32.5%	1.04%
	$69,853	100%	0.83%	$68,402	100%	0.40%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018
	(In thousands)
Interest Rate:
Less than 2.00%	$3,652	$16,103
2.00% to 2.99%	26,301	3,712
3.00% and above	-	-
Total	$29,953	$19,815

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2019
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total

	(In thousands)
Interest Rate Range:
Less than 2.00%	$2,558	$517	$297	$280	$3,652	12.2%
2.00% to 2.99%	23,254	3,047	-	-	26,301	87.8%
3.00% to 3.99%	-	-	-	-	$-	0%
Total	$25,812	$3,564	$297	$280	$29,953	100%

As of December 31, 2019, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $16.6 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2019
(In thousands)

Three months or less	$992
Over three through six months	3,815
Over six months through one year	9,338
Over one year to three years	2,443
Over three years	-

Total	$16,588

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

The following table presents our outstanding balances and interest rates on these advances:

	At or For the Years Ended December 31,
	2019	2018
	(In thousands)

Balance at end of period	$1,750	$3,750
Average balance during period	1,852	1,147
Maximum outstanding at any month end	2,900	4,700
Interest rate at end of period	2.20%	2.62%
Average interest rate during period	2.38%	2.70%

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

Employees

As of December 31, 2019, we had 12 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented at 2.5% on January 1, 2019.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%.

At December 31, 2019, Sunnyside Federal’s capital exceeded all applicable requirements.

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

At December 31, 2019, Sunnyside Federal met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, Sunnyside Federal satisfied the QTL test.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%. Sunnyside Federal received a credit of $21,000 in 2019.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2017 through 2019. The last FICO assessment was for the second quarter of 2019 and was equal to 12 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2019, Sunnyside Federal was in compliance with this requirement.

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

Method of Accounting. For federal income tax purposes, Sunnyside Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by large savings institutions, effective for taxable years beginning after 1995. Since Sunnyside Federal is not a large savings institution, the reserve method is still used.

Minimum Tax. On December 22, 2017, the president signed into law the Tax Act, which eliminated the Alternative Minimum Tax. Certain previous payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2019, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses (“NOL’s”) to the preceding two taxable years and forward to the succeeding 20 taxable years. However, as a result of recent legislation, subject to certain limitations, the carryback period for NOL’s incurred in 2008 or 2009 (but not both years) was expanded to five years. On December 22, 2017, the president signed into law the Tax Act, which eliminated the NOL carryback and expiration period for years beginning after December 31, 2017. A federal NOL carryforward can only be used against 80% of taxable income. The New York NOL carryforward period is 20 years. At December 31, 2019, Sunnyside Federal had $2,147,000 of federal NOL carry-forwards and $3,377,000 of New York State NOL carry-forwards available for future use.

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

In addition, the companies are subject to a Metropolitan Transportation Business Tax surcharge equal to 28.9% of New York franchise tax, as calculated with certain adjustments.

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

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate was not reduced until 2016. Also, as a result of the New York tax law changes, the Company recorded a valuation allowance on its entire New York deferred tax asset which totals $216,000 as of December 31, 2019. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $1.1 million at December 31, 2019.

ITEM 3. Legal Proceedings

At December 31, 2019, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of March 20, 2020 was 77. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2019 and 2018:

2019	High Sale	Low Sale
Quarter ended December 31	$13.00	$12.28
Quarter ended September 30	$13.25	$12.25
Quarter ended June 30	$14.50	$12.20
Quarter ended March 31	$13.00	$11.45

2018	High Sale	Low Sale
Quarter ended December 31	$14.25	$12.00
Quarter ended September 30	$16.23	$13.65
Quarter ended June 30	$16.75	$16.10
Quarter ended March 31	$17.00	$16.20

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of December 31, 2019 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan”) which was approved by stockholders on September 16, 2014.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2019 and December 31, 2018 and our results of operations for the years ended December 31, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2019, $17.9 million or 44.6% of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans; $14.9 million or 37.2% was comprised of commercial and multi-family real estate loans, $5.9 million or 14.7% was comprised of student loans and $1.4 million, or 3.5%, was comprised of commercial and home equity loans.

As a result of our conservative underwriting and credit monitoring processes, we had $234,000 in non-performing assets at December 31, 2019 and $298,000 at December 31, 2018. There were $1.6 million of delinquent loans at December 31, 2019 compared to $87,000 of delinquent loans at December 31, 2018.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank of New York to fund our operations and we had $1.7 million and $3.8 million in advances at December 31, 2019 and 2018, respectively.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2019, 99.1% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total assets increased $6.5 million, or 8.2%, to $86.2 million at December 31, 2019 from $79.7 million at December 31, 2018. The increase was primarily the result of an increase in investments.

Securities available for sale increased $8.6 million, or 29.1%, to $38.0 million at December 31, 2019 from $29.4 million at December 31, 2018 while securities held to maturity decreased $204,000, or 32.4%, to $424,000 at December 31, 2019 from $629,000 at December 31, 2018. The increase in securities available for sale was primarily due to purchases of government and mortgage-backed securities exceeding maturities and pay-downs while the decrease in securities held to maturity was primarily due to maturities of municipal securities and pay-downs on mortgage backed securities.

Net loans receivable decreased $3.3 million, or 7.6%, to $39.8 million at December 31, 2019 from $43.1 million at December 31, 2018. The decrease in loans receivable during 2019 was primarily due to a decrease of $2.1 million, or 26.6% in the student loan portfolio and a decrease of $722,000, or 4.6% in the commercial and multi-family loan portfolio.

Cash and cash equivalents increased $603,000, or 49.5% to $1.8 million at December 31, 2019 compared to $1.2 million at December 31, 2018.

Principal payments, calls and maturities reduced the held to maturity securities portfolio by $204,000, or 32.4%. Purchases of securities available for sale exceeded principal payments, calls and maturities by $8.6 million, or 29.1%.

At December 31, 2019, our investment in bank-owned life insurance was $2.4 million, an increase of $62,000, or 2.7%, from $2.3 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Net deferred tax assets decreased $108,000, or 13.2%, to $714,000 at December 31, 2019 from $823,000 at December 31, 2018. The decrease resulted primarily from a decrease in unrealized losses on securities.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses increased $65,000, or 28.6%, to $293,000 at December 31, 2019 from $228,000 at December 31, 2018 primarily due to a $81,000 increase in prepaid assets partly offset by a $16,000 decrease in receivables.

Total deposits increased $8.2 million, or 12.9%, to $71.9 million at December 31, 2019 from $63.7 million at December 31, 2018. The increase was primarily due to higher certificates of deposit partly offset by decreases in savings, NOW, money market and non-interest bearing balances. Certificates of deposits increased $10.1 million, or 51.2% primarily due to a CD campaign we ran during the first seven months of 2019. Savings deposits decreased $780,000, or 3.2%. NOW balances decreased $222,000 or 1.9%, money market balances decreased $687,000, or 21.3%, while non-interest bearing checking decreased $208,000, or 4.8%.

We had $1.7 million in Federal Home Loan Bank advances outstanding at December 31, 2019 and $3.8 million at December 31, 2018. At December 31, 2019, we had the ability to borrow approximately $26.2 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2019, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased $539,000, or 5.0%, to $11.4 million at December 31, 2019 compared to $10.9 million at December 31, 2018 primarily due to an decrease in unrealized losses in our investment portfolio which is included in accumulated other comprehensive loss partly offset by our net loss of $338,000 for 2019.

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

General.

For the year ended December 31, 2019, the Company recorded a net loss of $338,000 compared to net income of $52,000 in 2018, primarily due to a $313,000 decrease in net interest income, a $90,000 increase in the provision for loan losses and a $111,000 increase in non-interest expense, partly offset by a $122,000 decrease in income tax expense.

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

Net Interest Income. Net interest income decreased $313,000, or 13.3%, to $2.1 million for the year ended December 31, 2019 from $2.4 million for the year ended December 31, 2018. The decrease in net interest income was primarily due to a $322,000, or 107.5% increase in interest expense, partly offset by a $9,000 increase in interest income.

Interest income on loans decreased $154,000, or 7.7%, primarily due to decreases in the loan balances and yields. Interest income on investment securities increased $41,000 or 37.2%, primarily due to higher rates and balances. Interest income on mortgage-backed securities increased $98,000 or 17.8%, primarily due to an increase in volume and yields. Interest income on federal funds sold and other interest-earning assets increased $24,000, or 182.9% mainly due to higher balances. The average yield on our loans decreased six basis points, while average balances decreased $2.9 million. The average yield on our mortgage-backed securities increased two basis points while average balances increased $3.9 million. The average yield and balances on investment securities increased 38 basis points and $846,000, respectively, during 2019. Our net interest rate spread decreased 57 basis points to 2.53% for the year ended December 31, 2019 from 3.10% for the year ended December 31, 2018, and our net interest margin decreased 51 basis points to 2.65% for 2019 from 3.16% for 2018.

Interest and Dividend Income. Interest and dividend income increased $9,000 to $2.7 million for the year ended December 31, 2019 from $2.7 million for the year ended December 31, 2018. Loan interest income decreased $154,000 or 7.7%, interest on investment securities increased $41,000, or 37.2%, interest on mortgage backed securities increased $98,000, or 17.8% and interest on federal funds sold and other earning assets increased $24,000, or 182.9% compared to 2018.

Interest income on loans decreased $154,000, or 7.7%, to $1.8 million for the year ended December 31, 2019 from $2.0 million for the year ended December 31, 2018. The decrease resulted primarily from a decrease of $2.9 million in average loan balances to $41.9 million in 2019 from $44.7 million in 2018 and a six basis point decrease in the yield to 4.39% in 2019 from 4.45% for 2018.

Interest income on mortgage-backed securities increased $98,000 to $646,000 primarily due to a $3.9 million increase in average balances and a two basis point increase in yield from 2.32% in 2018 to 2.34% in 2019. Interest on investment securities increased $41,000 to $150,000 primarily due to an increase of $846,000 in average balances and a 38 basis point increase in yield to 2.17% from 1.79% in 2018. Interest and dividend income of federal funds sold and other earning assets increased $24,000 to $38,000 mainly due to a 38 basis point increase in yield from 3.52% in 2018 to 3.90% in 2019 as well as an increase in average balances of $579,000.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, increased $322,000 to $622,000 for the year ended December 31, 2019 from $300,000 for the year ended December 31, 2018. The cost of interest-bearing deposits and borrowings increased 47 basis points to 0.93% for 2019 compared to 0.46% for 2018, mainly reflecting an increase in rates and volume on certificates of deposit. For the year ended December 31, 2019, average balances for certificates of deposit increased $4.4 million to $26.6 million compared to $22.2 million in 2018.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $94,000 for the year ended December 31, 2019 compared to $4,000 for the year ended December 31, 2018. The increase was mainly due to higher provisions for the student loan portfolio. The allowance for loan losses was $429,000 at December 31, 2019 compared to $408,000 at December 31, 2018. We had $234,000 in non-performing loans at December 31, 2019 and $298,000 at December 31, 2018. During the years ended December 31, 2019 and 2018 we had loan charge-offs of $73,000 and $103,000, respectively. There were no recoveries in 2018 and 2019.

Noninterest Income. Noninterest income increased $2,000, or 1.4% to $175,000 for the year ended December 31, 2019 from $173,000 for the year ended December 31, 2018. The increase was primarily due to a $2,000 increase in fees and service charges.

Noninterest Expense. Noninterest expense increased $111,000, or 4.5%, to $2.6 million for the year ended December 31, 2019 from $2.5 million for the year ended December 31, 2018. Compensation and benefits increased $68,000, or 5.6%, to $1.3 million for 2019 from $1.2 million for 2018, primarily due to the higher cost of benefits. Occupancy and equipment expense decreased $27,000, or 10.0%, primarily due to lower repairs, taxes and depreciation, partly offset by higher utilities costs. Data processing fees decreased $3,000 or 1.1%, primarily due to lower costs related to the Bank’s core processing. Professional fees increased $66,000, or 14.7%, primarily due to higher legal fees. Federal deposit insurance premium expense decreased $16,000, primarily due to a credit that the Bank received from the insurance fund. Advertising expense increased $19,000 or 59.4%, primarily due to marketing initiatives in 2019 not undertaken in 2018. Other expense increased $5,000, or 2.8%, primarily due to higher debit card and staff development expenses.

Income Tax Expense. We recorded an income tax benefit of $108,000 for the year ended December 31, 2019 based on a loss before taxes of $446,000. In 2018, we recorded an income tax expense of $14,000 based on income before taxes of $66,000.

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

	For the Years Ended December 31,
	2019			2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost
				(In thousands)

Interest-earning assets:
Loans:	$41,854	$1,839	4.39%	$44,733	$1,992	4.45%
Investment securities	6,921	150	2.17%	6,075	109	1.79%
Mortgage-backed securities	27,577	646	2.34%	23,695	549	2.32%
Fed funds sold and other interest-earning assets	948	37	3.90%	369	13	3.52%
Total interest-earning assets	77,300	2,672	3.46%	74,872	2,663	3.56%
Non-interest-earning assets	6,935			6,607
Total assets	$84,235			$81,479

Interest Bearing Liabilities
Transaction Accounts	$11,482	$6	0.05%	$12,147	$6	0.05%
Regular Savings	23,970	32	0.13%	25,939	30	0.12%
Money Markets	2,757	2	0.07%	3,372	3	0.09%
Certificates of Deposits	26,602	538	2.02%	22,222	230	1.04%
Advances from FHLB of NY	1,852	44	2.38%	1,147	31	2.70%
Total Interest Bearing Liabilities	66,663	622	0.93%	64,827	300	0.46%
Non-Interest Bearing Liabilities	6,387			5,700
Total Liabilities	73,050			70,527

Equity	11,185			10,952
Total Liabilities and Equity	$84,235			$81,479
Net Interest Income		$2,050			$2,363
Interest Rate Spread (1)			2.53%			3.10%
Net Interest-Earning Assets (2)	$10,637			$10,045
Net Interest Margin (3)		2.65%			3.16%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	115.96%			115.50%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the
	Years Ended December 31
	2019 vs. 2018
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(126)	$(27)	(153)
Investment Securities	16	25	41
Mortgage-backed securities	92	5	97
Fed funds sold and other interest-earning assets	23	1	24
Total Interest Income	5	4	9
			-
Interest-bearing liabilities:
NOW accounts	-	-	-
Regular savings	(2)	4	2
Money Market	(1)	-	(1)
Certificates of deposit	54	254	308
Other borrowings	17	(4)	13
Total interest expense	68	254	322

Increase (decrease) in net interest income	$(63)	$(250)	$(313)

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2019 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(In thousands)

+400	$1,444	-19.05%
+300	$1,601	-10.20%
+200	$1,721	-3.44%
+100	$1,797	0.80%
Level	$1,782	0.00%
-100	$1,729	-2.98%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2019, we had the capacity to borrow approximately $26.2 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2019, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2019 and 2018, we had $1.7 million and $3.8 million in outstanding advances from the Federal Home Loan Bank of New York.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2019, loan originations and purchases totaled $2.1 million and $1.9 million, respectively, compared to originations and purchases of $3.3 million and $0, respectively, for the year ended December 31, 2018. Purchases of investments, mortgage-backed securities and bank certificates of deposit totaled $19.2 million for the year ended December 31, 2019 and $8.6 million for the year ended December 31, 2018.

Total deposits increased $8.2 million during the year ended December 31, 2019, while total deposits decreased $8.9 million during the year ended December 31, 2018. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2019, certificates of deposit scheduled to mature within one year totaled $25.8 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2019 and 2018, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2019. Our Tier 1 and total risked-based capital was $11.7 million and $12.1 million, respectively, or 25.9% and 26.8% of total risk weighted assets at December 31, 2019. At December 31, 2018, our Tier 1 and total risked-based capital was $11.9 million and $12.3 million, respectively, or 25.9% and 26.8% of risk weighted assets.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the directors and officers will be included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2019 and 2018;

(C)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018;

(E)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Sunnyside Bancorp (1)
3.2	Bylaws of Sunnyside Bancorp (1)
4	Form of Common Stock Certificate of Sunnyside Bancorp (1)
4.2	Description of Sunnyside Bancorp’s Securities
10.1	Form of Employment Agreement with Timothy D. Sullivan (2)
10.2	Form of Employment Agreement with Gerardina Mirtuono (3)
10.3	Form of Employee Stock Ownership Plan (1)
10.4	Form of Employment Agreement with Edward Lipkus (4)
10.5	Sunnyside Bancorp 2014 Equity Incentive Plan (5)
10.6	Amendments to Employment Agreement with Timothy D. Sullivan (5) (6)
10.7	Amendments to Employment Agreement with Gerardina Mirtuono (5) (6)

10.8	Amendments to Employment Agreement with Edward Lipkus (5) (6)
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2019, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed on June 22, 2015.

(3)	Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2014.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015.

(5)	Incorporated by reference to the Company’s proxy statement filed on August 11, 2014.

(6)	Incorporated by reference to the Current Report on Form 8-K filed on March 23, 2018.

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

SUNNYSIDE BANCORP

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audits, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

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

March 27, 2020

142 Totowa Road, Suite 105 ▪ Totowa Boro, NJ 07512 ▪ 973.595.5300 phone ▪ 973.595.5890 fax

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2019	2018
Assets

Cash and cash equivalents	$1,820,482	$1,217,621
Certificates of Deposit	999,262	-
Securities held to maturity, net; approximate fair value of $441,000 (2019) and $623,000 (2018)	424,294	628,526
Securities available for sale	37,978,622	29,426,745
Loans receivable, net	39,839,882	43,101,525
Premises and equipment, net	1,052,512	1,108,873
Federal Home Loan Bank of New York and other stock, at cost	235,800	330,800
Accrued interest receivable	503,280	516,757
Cash surrender value of life insurance	2,381,554	2,319,802
Deferred income taxes	714,120	822,538
Other assets	292,709	227,540

Total assets	$86,242,517	$79,700,727

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$71,899,432	$63,658,430
Advances from Federal Home Loan Bank of New York	1,749,520	3,750,000
Advances from borrowers for taxes and insurance	548,621	536,712
Other liabilities	640,613	890,473

Total liabilities	74,838,186	68,835,615

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,092,368	7,064,299
Unallocated common stock held by the Employee Stock Ownership Plan	(399,974)	(422,184)
Retained earnings	5,866,598	6,204,754
Accumulated other comprehensive (loss)	(1,162,596)	(1,989,692)

Total stockholders’ equity	11,404,331	10,865,112

Total liabilities and stockholders’ equity	$86,242,517	$79,700,727

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31,
	2019	2018

Interest and dividend income:
Loans	$1,838,826	$1,992,454
Investment securities	149,531	108,979
Mortgage-backed securities	646,159	548,627
Federal funds sold and other earning assets	37,612	13,293

Total interest and dividend income	2,672,128	2,663,353

Interest expense:
Deposits	578,123	268,788
Borrowings	43,814	30,955

Total interest expense	621,937	299,743

Net interest income	2,050,191	2,363,610

Provision for loan losses	93,998	3,800

Net interest income after provision for loan losses	1,956,193	2,359,810

Non-interest income:
Fees and service charges	113,507	111,281
Income on bank owned life insurance	61,752	61,478

Total non-interest income	175,259	172,759

Non-interest expense:
Compensation and benefits	1,288,925	1,220,938
Occupancy and equipment, net	246,490	273,733
Data processing service fees	293,182	296,520
Professional fees	516,324	450,343
Federal deposit insurance premiums	4,672	20,966
Advertising and promotion	50,798	31,876
Other	177,175	172,299

Total non-interest expense	2,577,566	2,466,675

Income (loss) before income taxes (benefit)	(446,114)	65,894

Income tax (benefit)	(107,958)	13,788

Net income (loss)	$(338,156)	$52,106

Basic and diluted earnings (loss) per share	$(0.45)	$0.07
Weighted average shares outstanding
basic and diluted	752,179	750,014

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2019	2018

Net income (loss)	$(338,156)	$52,106

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Net gain (loss) arising during the period	177,551	(381,246)
Amortization of loss included in net periodic plan cost	67,402	48,406
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	802,009	(323,474)

Other comprehensive income (loss), before tax	1,046,962	(656,314)

Income tax expense (benefit) related to items of other comprehensive income (loss)	219,866	(137,828)

Other comprehensive income (loss), net of tax	827,096	(518,486)

Comprehensive income (loss)	$488,940	$(466,380)

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

			Unallocated Common		Accumulated
		Additional	Stock		Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2017	$7,935	$7,030,530	$(444,394)	$6,152,648	$(1,471,206)	$11,275,513

Net Income	-	-	-	52,106	-	52,106

ESOP shares allocated or committed to be released	-	11,719	37,698	-	-	49,417

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for ESOP	-	-	(15,488)	-	-	(15,488)

Other comprehensive income, net of tax	-	-	-	-	(518,486)	(518,486)

Balance at December 31, 2018	7,935	7,064,299	(422,184)	6,204,754	(1,989,692)	10,865,112

Net Loss	-	-	-	(338,156)	-	(338,156)

ESOP shares allocated or committed to be released	-	6,019	25,492	-	-	31,511

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for ESOP	-	-	(3,282)	-	-	(3,282)

Other comprehensive income, net of tax	-	-	-	-	827,096	827,096

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(338,156)	$52,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	108,664	135,016
Amortization of premiums and accretion of discounts, net	175,470	161,811
Amortization of deferred loan fees and costs, net	88,101	90,885
Provision for loan losses	93,998	3,800
Decrease (increase) in accrued interest receivable	13,477	(26,518)
Increase in cash surrender value of life insurance	(61,752)	(61,478)
Deferred income taxes	(111,448)	(2,272)
Net (increase) decrease in other assets	(65,169)	20,728
Net decrease in other liabilities	(4,907)	(61,013)
Amortization of stock compensation plans	53,561	71,467
Net cash (used in) provided by operating activities	(48,161)	384,532

Cash flows from investing activities:
Purchases of certificates of deposit	(999,250)	-
Purchases of securities available for sale	(18,222,745)	(8,573,949)
Repayments and maturities of securities held to maturity	203,285	27,235
Repayments and maturities of securities available for sale	10,298,342	7,838,521
Redemption (purchase) of Federal Home Loan Bank and other stock	95,000	(164,000)
Loans purchased	(1,916,072)	-
Loan originations, net of principal repayments	4,995,616	5,601,862
Purchases of bank premises and equipment	(52,303)	(14,432)
Net cash (used in) provided by investing activities	(5,598,127)	4,715,237

Cash flows from financing activities:
Net increasse (decrease) in deposits	8,241,002	(8,900,384)
Net (decrease) increase in short term borrowings	(3,750,000)	3,750,000
Proceeds from long term borrowings	1,900,000	-
Repayment of long term borrowings	(150,480)	-
Net increase in advances from borrowers for taxes and insurance	11,909	54,688
Purchase of stock for ESOP	(3,282)	(15,488)
Net cash provided by (used in) financing activities	6,249,149	(5,111,184)

Net increase (decrease) in cash and cash equivalents	602,861	(11,415)

Cash and cash equivalents at beginning of year	1,217,621	1,229,036

Cash and cash equivalents at end of year	$1,820,482	$1,217,621

Supplemental Information:

Cash paid for:
Interest	$620,550	$299,398
Income taxes, net	$3,369	$15,300

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2019 and 2018, the Company had no securities classified as trading.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2019 and 2018. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The amount of interest and penalties for the years ended December 31, 2019 and 2018 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2015.

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and the actuarial gains and losses of the pension plan, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

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

Subsequent Events

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on its customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may negatively impact the Company’s financial condition or results of operations is uncertain.

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

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are a smaller reporting company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities that are a smaller reporting company should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2021 is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain amounts for the year ended December 31, 2018 have been reclassified to conform to the current year’s presentation.

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

3. CERTIFICATES OF DEPOSIT

	December 31,
	2019	2018

Maturing in:
After five to ten years	$999,262	$-

4. SECURITIES

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,806	$15,635	$-	$362,441
Mortgage-backed securities	77,488	1,491	-	78,979

	$424,294	$17,126	$-	$441,420

Securities available for sale:
U.S. government and agency obligations	$7,832,355	$6,943	$58,764	7,780,534
Mortgage-backed securities	30,083,739	190,318	75,969	30,198,088

	$37,916,094	$197,261	$134,733	$37,978,622

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$547,788	$-	$6,675	$541,113
Mortgage-backed securities	80,738	1,517	-	82,255

	$628,526	$1,517	$6,675	$623,368

Securities available for sale:
U.S. government and agency obligations	$5,184,174	$-	$120,911	5,063,263
Mortgage-backed securities	24,982,052	5,387	623,957	24,363,482

	$30,166,226	$5,387	$744,868	$29,426,745

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $1.7 million, $19.5 million, and $9.0 million, respectively, at December 31, 2019 ($249,000, $15.5 million and $9.3 million, respectively, at December 31, 2018).

4. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at December 31, 2019 and 2018, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$499,851	$499,866
After one to five years	-	-	1,297,811	1,301,605
After five to ten years	-	-	1,484,831	1,482,981
After ten years	424,294	441,420	34,633,601	34,694,170

	$424,294	$441,420	$37,916,094	$37,978,622

	December 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$201,208	$200,316	$999,797	$988,380
After one to five years	-	-	3,268,006	3,220,881
After five to ten years	-	-	1,933,095	1,877,699
After ten years	427,318	423,052	23,965,328	23,339,785

	$628,526	$623,368	$30,166,226	$29,426,745

4. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2019 and 2018, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$6,239,181	$46,887	$534,559	$11,877
Mortgage-backed securities	7,382,886	45,749	8,082,496	30,220

	13,622,067	92,636	8,617,055	42,097
Securities held to maturity:
State, county, and municipal obligations	-	-	-	-

	$13,622,067	$92,636	$8,617,055	$42,097

	December 31, 2018
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$-	$-	$5,063,263	$120,911
Mortgage-backed securities	2,322,591	13,840	19,182,761	610,117

	2,322,591	13,840	24,246,024	731,028
Securities held to maturity:
State, county, and municipal obligations	340,797	5,783	200,316	892

	$2,663,388	$19,623	$24,446,340	$731,920

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2019, a total of 30 securities were in an unrealized loss position (45 at December 31, 2018). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $6.1 million at December 31, 2019 have been pledged to secure advances from the Federal Home Loan Bank of New York.

5. LOANS RECEIVABLE, NET

	December 31,
	2019	2018
Mortgage loans:
Residential 1-4 family	$17,894,014	$18,239,205
Commercial and multi-family	14,917,754	15,640,233
Home equity lines of credit	206,281	27,725

	33,018,049	33,907,163

Other loans:
Student	5,888,955	8,024,588
Commercial	1,190,944	1,316,545

	7,079,899	9,341,133

Total loans	40,097,948	43,248,296

Less:
Deferred loan fees (costs and premiums), net	(170,842)	(261,061)
Allowance for loan losses	428,908	407,832

	258,066	146,771

	$39,839,882	$43,101,525

In the ordinary course of business, the Company may make loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $132,000 and $142,000 at December 31, 2019 and 2018, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2019	2018

Balance at beginning of year	$407,832	$507,235
Provision for loan losses	93,998	3,800
Charge-offs	(72,922)	(103,203)
Recoveries	-	-

Balance at end of year	$428,908	$407,832

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2019 and 2018. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

5. LOANS RECEIVABLE, NET (Cont’d)

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

5. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2019
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$17,653	$14,315	$206	$5,889	$1,191	$39,254
Special Mention	241	234	-	-	-	475
Substandard	-	369	-	-	-	369

Total	$17,894	$14,918	$206	$5,889	$1,191	$40,098

	December 31, 2018
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$17,941	$15,640	$28	$8,000	$1,316	$42,925
Special Mention	49	-	-	-	-	49
Substandard	249	-	-	25	-	274

Total	$18,239	$15,640	$28	$8,025	$1,316	$43,248

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2019
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$3	$249	$-	$252	$17,642	$17,894	-
Commercial and multi-family	851	54	234	$1,139	13,779	14,918	-
Home equity lines of credit	-	-	-	$-	206	206	-
Student loans	61	104	-	$165	5,724	5,889	-
Other loans	-	-	-	$-	1,191	1,191	-

	$915	$407	$234	$1,556	$38,542	$40,098	$-

5. LOANS RECEIVABLE, NET (Cont’d)

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

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Residential 1-4 family	$-	$249
Commercial and multi-family	234	-
Home equity lines of credit	-	-
Student loans	-	-
Other loans	-	-

Total non-accrual loans	234	249

Accruing loans delinquent 90 days or more	-	49

Total non-performing loans	$234	$298

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $10,200 and $25,300 for the year ended December 31, 2019 and 2018, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $14,100 during the year ended December 31, 2019 and 2018, respectively.

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

5. LOANS RECEIVABLE, NET (Cont’d)

The following table presents loans evaluated for impairment by loan type:

Year Ended
December 31, 2019
		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:
1-4 family residential	$240,858	$240,858	$-	$265,113	$10,900

Year Ended
December 31, 2018
		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:
1-4 family residential	$248,956	$248,956	$-	$279,678	$-

The recorded investment in the one loan modified in a troubled debt restructuring totaled $240,858 and $248,956 at December 31, 2019 and 2018, respectively. This loan was current at December 31, 2019 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

The following table reflects the Company’s troubled debt restructurings by class modified during the year 2018. There were no new troubled debt restructurings during 2019:

Year Ended December 31, 2018
		Pre-restructuring	Post-restructuring
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled debt restructurings:
1-4 family residential	1	$287,358	$248,956

5. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2019
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	(3)	6	1	91	(1)		94
Charge offs	-	-	-	(73)	-		(73)

Ending Balance	$142	$134	$2	$140	$11	$-	$429

	December 31, 2018
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$318	$121	$4	$54	$10	$-	$507
Provision for loan losses	(82)	7	(3)	80	2	-	4
Charge offs	(91)	-	-	(12)	-	-	(103)

Ending Balance	$145	$128	$1	$122	$12	$-	$408

6. PREMISES AND EQUIPMENT, NET

	December 31,
	2019	2018

Land and land improvements	$766,939	$766,939
Building and building improvements	2,540,303	2,533,246
Furniture, fixtures and equipment	915,406	870,159

	4,222,648	4,170,344
Less accumulated depreciation	(3,170,136)	(3,061,471)

	$1,052,512	$1,108,873

Depreciation expense for the years ended, December 31, 2019 and 2018, was $108,664 and $135,016, respectively.

7. ACCRUED INTEREST RECEIVABLE

	December 31,
	2019	2018

Loans	$347,629	$427,301
Mortgage-backed securities	77,961	62,659
Investment securities	73,989	26,797
Certificates of Deposit	3,701	-

	$503,280	$516,757

8. DEPOSITS

	December 31,
	2019		2018
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$4,084,107	0.00%	$4,292,035
NOW accounts	0.05%	11,444,867	0.05%	11,667,083
Regular savings and clubs	0.10%	16,972,517	0.10%	18,535,375
Super saver	0.26%	6,897,608	0.18%	6,114,479
Money market	0.10%	2,547,269	0.10%	3,234,522

		41,946,368		43,843,494

Certificates of deposit	2.34%	29,953,064	1.30%	19,814,936

	1.03%	$71,899,432	0.46%	$63,658,430

8. DEPOSITS (Cont’d)

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2019	2018
	(In thousands)

One year or less	$25,812	$12,993
Over one to three years	3,861	6,020
Over three years	280	802

	$29,953	$19,815

Certificates of deposit with balances of $100,000 or more totaled $16.6 million and $9.1 million at December 31, 2019 and 2018, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2019	2018

NOW	$5,736	$6,074
Savings and clubs	31,972	29,759
Money market	2,730	3,355
Certificates of deposit	537,685	229,600

	$578,123	$268,788

9. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the Federal Home Loan Bank of New York totaled $1,749,520 and $3,750,000 as of December 31, 2019 and 2018, respectively. The advance at December 31, 2019 carried an interest rate of 2.2% and matures in June 2024.

At December 31, 2019, the Company had a borrowing capacity at the FHLB of $26.2 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at December 31, 2019.

See Note 4 to the consolidated financial statements regarding securities pledged as collateral for such advances.

10. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2019	2018

Current tax expense:
Federal	$-	$-
State	3,041	16,060

	3,041	16,060

Deferred tax expense (benefit):
Federal	(106,043)	50,100
State	(23,591)	(27,186)

	(129,634)	22,914

Change in State valuation allowance, net	18,635	(25,186)

	$(107,958)	$13,788

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 21% for the year ended December 31, 2019 and December 31, 2018 to the actual income tax expense (benefit):

	Year Ended
	December 31,
	2019	2018

Federal income tax expense (benefit)	$(93,684)	$13,838
State income tax expense (benefit)	(16,235)	(8,789)
Income from life insurance	(12,968)	(12,910)
Tax-exempt interest	(2,671)	(2,836)
Other	(1,035)	49,671
Valuation allowance	18,635	(25,186)

Actual income tax	$(107,958)	$13,788

10. INCOME TAXES (Cont’d)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018

Deferred tax assets:
Depreciation	$124,214	$110,774
Benefit plan liabilities	76,915	80,202
Allowance for loan losses	153,415	124,393
Charitable contribution carryover	3,276	2,950
Net operating loss carryover	681,145	572,342
Unfunded pension liability	322,173	373,617
Unrealized loss on securities available for sale	-	155,291
Other	-	901

	1,361,138	1,420,470

Valuation allowance	(215,657)	(197,022)

Total deferred tax assets	1,145,481	1,223,448

Deferred tax liabilities:
Discounts on investments	468	759
Prepaid benefit plans	392,413	375,578
Net deferred loan costs/fees	25,349	24,573
Unrealized gain on securities available for sale	13,131	-

Total deferred tax liabilities	431,361	400,910

Net deferred tax assets	$714,120	$822,538

At December 31, 2019, the Company had a federal net operating loss carryover of $2,147,000 and a New York state net operating loss carryover of $3,377,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of New York State tax law changes, a valuation allowance of $215,657 has been established on the entire New York State portion of the net deferred tax asset. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

Sunnyside Federal qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Sunnyside Federal, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2019 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

11. BENEFIT PLANS

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

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2019	2018

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,511,109	$2,496,881
Interest cost	103,829	104,111
Actuarial (gain) loss	(615)	99,149
Benefits paid	(191,505)	(189,032)

Projected benefit obligation at end of year	2,422,818	2,511,109

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,082,131	2,343,589
Actual return on plan assets	282,875	(106,474)
Employer contributions	33,950	34,048
Benefits paid	(191,505)	(189,032)

Fair value of plan assets at end of year	2,207,451	2,082,131

Funded status of plan included in other liabilitites	$(215,367)	$(428,978)

As of December 31, 2019 and 2018, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,534,166 and $1,779,119, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 is $57,472.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2019	2018

Discount rate	4.00%	4.50%
Salary increase rate	N/A	N/A

11. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The components of net periodic plan cost are as follows:

	Year Ended
	December 31,
	2019	2018

Components of net periodic plan cost (credit):
Interest cost	$103,829	$104,111
Expected return on assets	(105,940)	(175,623)
Amortization of unrecognized loss	67,402	48,406

Net periodic plan cost (credit) included in compensation and benefits expense	65,291	(23,106)

Changes in benefit obligation recognized in other comprehensive income (loss):
Net (gain) loss	(177,551)	381,246
Amortization of loss	(67,402)	(48,406)

Benefit obligation recognized in other comprehensive income (loss)	(244,953)	332,840

Total recognized in net periodic plan cost and other comprehensive income (loss)	$(179,662)	$309,734

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2019	2018

Discount rate	4.50%	4.50%
Expected rate of return on plan assets	5.54%	5.54%
Rate of compensation increase	N/A	N/A
Amortization period	22.67	24.72

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

11. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

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

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2020	194,403
2021	193,318
2022	188,473
2023	182,926
2024	175,327
Years 2025-2029	778,904

$1,713,351

The Company expects to contribute cash of $92,000 to the plan in 2020.

11. BENEFIT PLANS (Cont’d)

Pension Plan (Cont’d)

The fair values of the Association’s pension plan assets at December 31, 2019, by asset category (see note 15 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$461,012	$461,012	$-	$-
US Treasuries	397,977	397,977	-	-
Corporate bonds (a)	531,783	-	531,783	-
Equity securities (b)	816,679	816,679	-	-

Total	$2,207,451	$1,675,668	$531,783	$-

(a)	Includes eight corporate bonds due within ten years rated BBB+ or better by the S&P.

(b)	Includes 26 companies spread over various market sectors.

The fair values of the pension plan assets at December 31, 2018 by asset category (see note 14 for the definition of levels) are as follows:

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

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $19,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively.

11. BENEFIT PLANS (Cont’d)

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $32,000 and $49,000 for the years ended December 31, 2019 and 2018, respectively.

The ESOP shares were as follows:

	December 31,
	2019	2018

Allocated shares	12,520	10,933
Shares committed to be released	2,245	2,069
Unearned shares	40,297	42,543

Total ESOP shares	55,062	55,545

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. Plan expense was approximately $22,000 for each of the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and December 31, 2018, 2,100 shares of restricted stock vested each year. Expected future expense relating to these non-vested restricted shares at December 31, 2019 is $11,025 over a weighted average period of 0.5 years. There were no stock options outstanding as of December 31, 2019.

11. BENEFIT PLANS (Cont’d)

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2019 and 2018, recorded obligations of $224,562 and $244,414, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,381,554 and $2,319,802 at December 31, 2019 and 2018, respectively. Total expense under these plans was approximately $(1,500) and $700 for the years ended December 31, 2019 and 2018, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2019	2018

Unrealized net loss on pension plan	$(1,534,166)	$(1,779,119)
Unrealized loss on securities available for sale	62,528	(739,481)

Accumulated other comprehensive loss before taxes	(1,471,638)	(2,518,600)

Tax effect	309,042	528,908

Accumulated other comprehensive loss	$(1,162,596)	$(1,989,692)

13. COMMITMENTS AND CONTINGENCIES

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

The Company had loan origination commitments of $0 and $175,000 at December 31, 2019 and 2018, respectively. The commitments at December 31, 2018, were at a fixed rate of 4.90%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $161,000 and $335,000 at December 31, 2019 and 2018, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

At December 31, 2019 and 2018, the Company had a $2.0 million unsecured line of credit with Atlantic Community Bankers Bank which has no balance outstanding for the aforementioned periods.

Contingencies

The Company has a $5.9 million student loan portfolio of which $3.0 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $59,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax and we expect to have an estimate of our recovery sometime during 2020.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2019, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

14. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2019 and 2018 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2019 that management believes have changed the Association’s capital ratings.

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

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2019 and 2018, respectively:

					To be Well		To be Well Capitalized With
					Capitalized Under		Capital
			Minimum Capital		Prompt Corrective		Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

December 31, 2019

Tangible Capital	$11,653	13.39%	$1,305	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,082	26.81%	4,732	10.500%	4,506	10.00%	4,732	10.50%
Common Equity Tier 1 Capital	11,653	25.86%	3,154	7.000%	2,929	6.50%	3,154	7.00%
Tier 1 Risk-based Capital	11,653	25.86%	3,830	8.500%	3,605	8.00%	3,830	8.50%
Tier 1 Leverage Capital	11,653	13.39%	3,480	4.000%	4,350	5.00%	N/A	N/A

December 31, 2018

Tangible Capital	11,912	15.00%	1,191	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,320	26.76%	4,546	9.875%	4,603	10.00%	4,603	10.00%
Common Equity Tier 1 Capital	11,912	25.88%	2,935	6.375%	2,992	6.50%	2,992	6.50%
Tier 1 Risk-based Capital	11,912	25.88%	3,625	7.875%	3,683	8.00%	3,683	8.00%
Tier 1 Leverage Capital	11,912	15.00%	3,177	4.000%	3,971	5.00%	N/A	N/A

15. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2019 and 2018. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2019 and 2018:

		Fair Value Measurements at December 31,
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019:
Securities available for sale	$37,978,622	$-	$37,978,622	$-

December 31, 2018:
Securities available for sale	$29,426,745	$-	$29,426,745	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018.

15. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

Off-Balance-Sheet Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements. For further information on these financial instruments, see Note 13.

15. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2019		2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)
Financial assets:
Cash and cash equivalents	$1,820	$1,820	$1,218	$1,218
Certificates of Deposit	999	997	-	-
Securities held to maturity	424	441	629	623
Securities available for sale	37,979	37,979	29,427	29,427
Loans receivable	39,840	39,382	43,102	41,867
FHLB and other stock, at cost	236	236	331	331
Accrued interest receivable	503	503	517	517

Financial liabilities:
Deposits	71,899	72,224	63,658	63,711
Advances from FHLB of N.Y.	1,750	1,761	3,750	3,754

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

16. REVENUE RECOGNITION

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

Revenue from contracts with customers included in fees and service charges was $93,000 and $97,000 for the years ended December 31, 2019 and 2018, respectively.

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

Sunnyside Bancorp

Date: March 27, 2020	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer and Director (Principal Executive	March 27, 2020
Timothy D. Sullivan	Officer)

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer (Principal	March 27, 2020
Edward J. Lipkus	Financial and Accounting Officer)

/s/ Gerardina Mirtuono	Senior Vice President, Chief	March 27, 2020
Gerardina Mirtuono	Operating Officer and Director

/s/ William Boeckelman		March 27, 2020
William Boeckelman	Director

/s/ Deborah J. Elliot		March 27, 2020
Deborah J. Elliot	Director

/s/ Desmond Lyons		March 27, 2020
Desmond Lyons	Director

/s/ Walter Montgomery		March 27, 2020
Walter Montgomery	Director

57