Form 10-K/A
period 2019-12-31
Sunnyside Bancorp, Inc.
filed 2020-04-29
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO.1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Sunnyside Bancorp, Inc. (the “Company”) for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020, to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors within 120 days after the fiscal year end. The Company has determined to include such Part III information by amendment of the Annual Report on Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III is hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Annual Report on Form 10-K and this Amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors is comprised of six members. The Company’s bylaws provide, and the terms of the Company’s Board of Directors are classified so, that approximately one-third of the directors are to be elected annually.

The table below sets forth certain information regarding the composition of the Company’s Board of Directors, including the terms of office of each director.

Name	Age at April 17, 2020	Position	Term to Expire	Director Since(1)

Gerardina Mirtuono	55	Senior Vice President, Chief Operating Officer and Director	2020	2011
Timothy D. Sullivan	66	President, Chief Executive Officer and Chairman of the Board	2020	2008
William Boeckelman	74	Director	2021	1991
Desmond Lyons	52	Director	2021	2012
Deborah J. Elliot	61	Director	2022	2006
Walter G. Montgomery	74	Director	2022	2015

(1)	Includes service on the Board of Directors of Sunnyside Federal Savings and Loan Association of Irvington.

The Business Background of the Company’s Directors and Executive Officers

The business experience for the past five years of each of the Company’s directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Sunnyside Federal Savings and Loan Association of Irvington (the “Bank”). Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Gerardina Mirtuono is Senior Vice President and Chief Operating Officer of Sunnyside Federal, positions she has held since joining Sunnyside Federal in March 2010. From March 2008 until March 2010, Ms. Mirtuono was senior vice president and chief compliance officer for The Park Avenue Bank, New York City. Prior to this position, from 2001 until 2008 Ms. Mirtuono was senior vice president and chief compliance officer for Union State Bank, Orangeburg, New York. Ms. Mirtuono has over 30 years of financial institutions experience, and this experience provides the Board with broad financial industry knowledge and experience.

Timothy D. Sullivan is President and Chief Executive Officer of Sunnyside Federal, positions he has held since joining Sunnyside Federal in January 2008. Prior to this, from 1995 until 2007, Mr. Sullivan held positions of increasing responsibility at Amalgamated Bank, New York City, where he rose to the level of executive vice president. Mr. Sullivan has over 35 years of experience in the financial institutions industry, including extensive experience in all areas of commercial, residential and consumer lending. For the first 14 years of his banking career, Mr. Sullivan had positions of increasing responsibility at Chase Manhattan Bank, including serving as a regional vice president with responsibility for a 17-branch network and a team leader in the credit audit department. Mr. Sullivan provides the Board with a broad perspective on banking as well as insight into the day to day operations of Sunnyside Federal.

William Boeckelman is a licensed real estate broker with Coldwell Banker Residential Brokerage, a position he has held since 1995. Mr. Boeckelman has owned businesses and/or lived in Irvington, New York since 1978, having owned The Cantina restaurant, located in Irvington, from 1978 until 1995. Mr. Boeckelman has been an active member of the community for over 35 years. His expertise in both the local residential real estate market and the local business environment provide a value perspective for Sunnyside Federal.

Desmond Lyons is a founding partner of Lyons McGovern, LLP, a law firm with offices in White Plains, New York and New York City. Mr. Lyons’ practice focuses on commercial contracts and litigation; employment law; shareholder disputes; corporate dissolution; negligence defense; insurance coverage issues; real estate and municipal law.

Mr. Lyons is actively involved in the community and currently serves as Village Justice for the Village of Irvington, and is a former Village Prosecutor for the Village of Irvington, Village of Elmsford and the Village of Ardsley. Additionally, Mr. Lyons serves on the Lawyer’s Committee for the Inner City Scholarship Fund. Mr. Lyons brings to the Board a strong legal background from his career as a practicing attorney and strong ties to the community from his service in local government.

Deborah J. Elliot is, since 2006, a self-employed financial consultant, advising individuals primarily in the areas of wealth management, debt financing, and financial planning. Prior to 2006, Ms. Elliot was employed by JPMorgan Chase (and its predecessor institution Chase Manhattan Bank) for 21 years, working primarily on financing transactions for public and private companies as well as wealthy individuals who invest in them. Ms. Elliot rose to the level of Managing Director within the JPMorgan Private Bank in 2000, and was Head of the U.S. Private Bank Capital Advisory Business from 2003 through 2005. Ms. Elliot’s broad experience in the areas of loan origination, credit structuring and risk management, and client management provide the Board and the Audit Committee with valuable financial industry expertise.

Walter G. Montgomery retired in 2014 as Chief Executive Officer of Finsbury, a global firm that designs and implements communications programs. Mr. Montgomery was a co-founder and CEO of Robinson, Lerer & Montgomery (“RLM”), which merged with Finsbury in 2011. During his 27-year tenure at RLM and then Finsbury, Mr. Montgomery specialized in developing and executing communications strategies for some of the world’s leading companies across a wide range of industries in the U.S. and internationally. Mr. Montgomery also focused on the financial sector, including large money-center and other banks, and early in his career was Senior Vice-President of Global Communications for American Express Company. Mr. Montgomery is Chairman of the Board of Abbott House, a nonprofit organization and is a former director of three nonprofit organizations: Project HOPE, the YMCA of Greater New York and Union Settlement Association. He is also a member and past Chairman of the Advisory Board of the Maxwell School of Citizenship and Public Affairs at Syracuse University.

A veteran of the U.S. Army, Mr. Montgomery holds Ph.D. and M.A. degrees in Chinese history from Brown University, and a B.A. in political science from Syracuse University.

Mr. Montgomery offers valuable management experience, a unique entrepreneurial perspective and a wide range of business knowledge that provides a valuable resource to the Board of Directors.

Executive Officer Who is Not Also a Director

Edward J. Lipkus, III, age 56, since May 2014 has served as our Chief Financial Officer. Prior to this appointment, most recently Mr. Lipkus served as chief financial officer of First National Community Bancorp, Dunmore, Pennsylvania from September 2010 until August 2012. Prior to this position, from August 2006 until August 2009, Mr. Lipkus served as chief financial officer for First Commonwealth Financial Corporation, Indiana, Pennsylvania. Mr. Lipkus is a certified public accountant and has over 30 years of financial institution experience.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company’s executive officers and directors and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure in the Company’s Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based on the Company’s review of ownership reports and management questionnaires, the Company believes that none of the Company’s executive officers or directors failed to file these reports on a timely basis during 2019.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. There were no amendments made to or waivers from the Company’s Code of Ethics in 2019. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Sunnyside Bancorp, Inc., 56 Main Street, Irvington, New York 10533, Attention, Corporate Secretary.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

Audit Committee

The Company’s Audit Committee consists of directors Deborah J. Elliot, who serves as Chairperson, William Boeckelman and Walter G. Montgomery, each of whom is “independent” under the Nasdaq corporate governance listing standards and SEC Rule 10A-3. The Board has determined that Ms. Elliot qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table. The table below sets forth the total compensation paid to or earned by our President and Chief Executive Officer, Timothy D. Sullivan, Gerardina Mirtuono, our Senior Vice President and Chief Operating Officer, and Edward J. Lipkus, III, our Vice President and Chief Financial Officer, for the years ended December 31, 2019 and 2018. Each individual listed in the table below is referred to as a named executive officer.

Name and principal position	Year	Salary ($)	Bonus(1) ($)	All other compensation(2) ($)	Total ($)
Timothy D. Sullivan	2019	224,400	―	18,321	242,721
President and Chief Executive Officer	2018	224,400	―	18,256	242,656

Gerardina Mirtuono	2019	162,000	―	13,227	175,227
Senior Vice President and Chief Operating Officer	2018	162,000	―	13,179	175,179

Edward J. Lipkus, III	2019	144,175	―	7,169	151,344
Vice President and Chief Financial Officer	2018	144,175	―	6,976	151,151

(1)	There were no bonuses paid to the named executive officers.
(2)	A break-down of the various elements of compensation in this column for 2019 is set forth in the following table:

Name	Employer Contributions to 401(k) Plan ($)	ESOP Allocation ($)	Life Insurance Premiums Paid ($)	Total All Other Compensation ($)
Timothy D. Sullivan	6,732	9,418	2,171	18,321
Gerardina Mirtuono	4,860	6,800	1,567	13,227
Edward J. Lipkus, III	150	6,052	967	7,169

Benefit Plans and Agreements

Employment Agreements

Sunnyside Bancorp and Sunnyside Federal have entered into employment agreements with each of Timothy D. Sullivan, our President and Chief Executive Officer, Gerardina Mirtuono, our Senior Vice President and Chief Operating Officer, and Edward Lipkus, our Vice President and Chief Financial Officer.

The employment agreements, as amended, have substantially similar terms except for the term of the agreements. The agreements for Mr. Sullivan and Ms. Mirtuono each have a three-year term and the agreement for Mr. Lipkus has a one-year term. Commencing on the first anniversary of the agreements and on each subsequent anniversary thereafter, the agreements will be renewed for an additional year so that the remaining term will be three years (one year for Mr. Lipkus), provided that prior to each renewal, the disinterested members of the board have reviewed and approved the extension. The current base salaries for Mr. Sullivan, Ms. Mirtuono and Mr. Lipkus are $224,000, $162,000 and $144,175, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, if any, and other fringe benefit plans, if any, applicable to executive employees. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following: (i) for Mr. Sullivan only (and not Ms. Mirtuono and Mr. Lipkus), failure to elect or reelect or to appoint or reappoint the executive to the executive position; (ii) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position; (iii) relocation of executive’s office by more than 15 miles; (iv) a material reduction in the base salary or benefits paid to the executive unless such reduction is employer-wide; (v) a liquidation or dissolution of Sunnyside Federal; or (vi) a material breach of the employment agreement by Sunnyside Federal, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary the executive would be entitled to receive for the remaining unexpired term of the employment agreement and continuation of non-taxable medical and dental coverage, with the executive paying his or her share of the employee premiums, for the remaining unexpired term of the agreement. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment if the executive is a “key employee” under IRS rules.

In the event of a change in control of Sunnyside Federal or Sunnyside Bancorp, followed by executive’s involuntary termination or resignation for one of the reasons set forth above (or for any reason other than cause, in the case of Ms. Mirtuono and Mr. Lipkus) within twelve (12) months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary the executive would be entitled to receive for the remaining unexpired term of the employment agreement, provided that the amount of the payment will not be less than eighteen (18) months (twelve (12) months for Mr. Lipkus) of base salary and the executive would be entitled to the continuation of non-taxable medical and dental coverage, with the executive paying his or her share of the employee premiums, for eighteen (18) months (twelve (12) months for Mr. Lipkus). In addition, upon the occurrence of a change in control, the executive will become fully vested in all restricted stock awards and the term of each executive’s employment agreement will automatically renew as follows: three (3) years for each of Mr. Sullivan and Ms. Mirtuono and one (1) year for Mr. Lipkus. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Upon termination of the executive’s employment (other than a termination in connection with a change in control), the executive shall be subject to certain restrictions on his or her ability to compete, or to solicit business or employees of Sunnyside Federal and Sunnyside Bancorp for a period of one year following termination of employment. The employment agreements also provide for disability benefits.

2014 Equity Incentive Plan. In 2014, our stockholders approved the 2014 Equity Incentive Plan to provide employees and directors of Sunnyside Bancorp and Sunnyside Federal with additional incentives to promote the growth and performance of Sunnyside Bancorp and to further align the interests of our directors and management with the interests of our stockholders by increasing the ownership interests of directors and management in the common stock of Sunnyside Bancorp. The 2014 Equity Incentive Plan is administered by the Compensation Committee. The 2014 Equity Incentive Plan authorizes the issuance of up to 103,155 shares of common stock, of which up to 79,350 shares of common stock may be delivered pursuant to the exercise of stock options and 23,805 shares of common stock may be issued pursuant to grants of restricted stock awards.

The Compensation Committee may determine the type and terms and conditions of the awards under the 2014 Equity Incentive Plan, which will be set forth in an award agreement delivered to each recipient. Awards may be granted in a combination of incentive and non-qualified stock options or restricted stock. Unless otherwise specified in the recipient’s award agreement, all awards will vest upon death, disability or involuntary termination of employment or termination of service as a director following a change in control.

To date, the only grant of awards under the 2014 Equity Incentive Plan occurred on June 16, 2015 and included 10,500 restricted stock awards with twenty percent (20%) vesting annually over five years.

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

During the year ended December 31, 2019, Sunnyside Federal recognized $19,000 as a 401(k) Plan expense.

Defined Benefit Pension Plan. Sunnyside Federal maintains a defined benefit pension plan (the “Pension Plan”). The amount of the Pension Plan benefit is based on an individual’s compensation and years of service. Effective April 15, 2008, the annual benefit provided to employees under the Pension Plan was frozen. During the year ended December 31, 2019, Sunnyside Federal recognized a pension expense of $65,300.

Employee Stock Ownership Plan. Sunnyside Federal sponsors an employee stock ownership plan (“ESOP”) for eligible employees. Sunnyside Federal’s named executive officers are eligible to participate in the ESOP just like any other employee. Eligible employees who have attained age 21 are eligible for participation in the ESOP on the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The ESOP trustee purchased, on behalf of the employee stock ownership plan, 55,545 shares of Sunnyside Bancorp common stock in the initial stock offering. The purchase was funded with a loan from Sunnyside Bancorp equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Sunnyside Federal’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to our outstanding equity awards as of December 31, 2019 for our named executive officers.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Timothy D. Sullivan	1,100	$14,300
Gerardina Mirtuono	750	$9,750
Edward J. Lipkus, III	250	$3,250

(1)	All equity awards noted in this table were granted pursuant to the Company’s 2014 Equity Incentive Plan, and represent all awards held at April 15, 2020 by the named executive officers.
(2)	Restricted stock vests at the rate of 20% per year commencing June 16, 2016, one year from the date of grant, and continuing on each anniversary thereafter through June 16, 2020.
(3)	Reflects the closing market price of the stock on December 31, 2019 ($13.00) multiplied by the number of shares of unvested restricted stock held by the named executive officer on such date.

Director Compensation

The following table sets forth for the year ended December 31, 2019 certain information as to the total remuneration we paid to our directors other than Timothy D. Sullivan and Gerardina Mirtuono. Timothy D. Sullivan and Gerardina Mirtuono do not receive additional compensation for their service as a director. Information with respect to compensation paid to Timothy D. Sullivan and Gerardina Mirtuono is included above in “Executive Officer Compensation – Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Total ($)
William Boeckelman	16,000	16,000
Deborah J. Elliot	16,000	16,000
Desmond Lyons	14,400	14,400
Walter G. Montgomery	16,000	16,000

Director Fees

Each person who serves as a director of Sunnyside Bancorp also serves as a director of Sunnyside Federal and earns director and committee fees only in his or her capacity as a board or committee member of Sunnyside Federal.

Each individual who serves as a director of Sunnyside Federal earns annual attendance and committee fees. For the year ended December 31, 2019, each director was paid a fee of $1,200 for each board meeting attended. Additionally, for each Audit Committee meeting attended, each director was paid a fee of $400 if the director served as a member of the committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of April 27, 2020, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

Maltese Capital Management LLC (2) 150 East 52nd Street, 30th Floor New York, New York 10022	64,871		8.2%

Sunnyside Federal Savings and Loan Association of Irvington Employee Stock Ownership Plan 56 Main Street Irvington, New York 10533	55,062		6.9

M3 Partners LP (3)
10 Exchange Place, Suite 510
Salt Lake City, Utah 84111	78,351		9.9

Directors, Nominees and Executive Officers: (4)

William Boeckelman	7,492		*
Deborah J. Elliot	7,500		*
Desmond Lyons	1,050		*
Gerardina Mirtuono	7,915	(5)	*
Timothy D. Sullivan	21,844	(6)	2.8
Edward J. Lipkus	3,308	(7)	*
Walter G. Montgomery	2,540		*

All Directors, Nominees and Executive Officers as a Group (7 persons)	51,647		6.5%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Based on a Schedule 13G/A filed jointly with the SEC on February 3, 2017 by (i) Maltese Capital Management LLC, a New York limited liability company (“MCM”) and (ii) Terry Maltese, Managing Member of MCM.
(3)	Based on a Schedule 13G/A filed jointly with the SEC on February 14, 2020 by (i) M3 Funds, LLC, a Delaware limited liability company; (ii) M3 Partners, LP, a Delaware limited partnership; (iii) M3F, Inc, a Utah corporation; (iv) Jason A. Stock; and (v) William C. Waller.
(4)	The business address of each director, nominee and executive officer is 56 Main Street, Irvington, New York 10533.
(5)	Includes 3,167 shares allocated to Ms. Mirtuono’s ESOP account and 3,750 shares of restricted stock over which Ms. Mirtuono has voting control.
(6)	Includes 4,472 shares allocated to Mr. Sullivan’s ESOP account and 5,500 shares of restricted stock over which Mr. Sullivan has voting control.
(7)	Includes 2,058 shares allocated to Mr. Lipkus’ ESOP account and 1,250 shares of restricted stock over which Mr. Lipkus has voting control.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2014, our stockholders approved the 2014 Equity Incentive Plan which authorizes the issuance of up to 103,155 shares of common stock, of which up to 79,350 shares of common stock may be delivered pursuant to the exercise of stock options and 23,805 shares of common stock may be issued pursuant to grants of restricted stock awards.

To date, the only grant of awards under the 2014 Equity Incentive Plan occurred on June 16, 2015 and included 10,500 restricted stock awards with twenty percent (20%) vesting annually over five years.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Certain Related Persons

In the ordinary course of business, Sunnyside Federal makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans to other borrowers not related to Sunnyside Federal. Management believes that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to the Company’s executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Sunnyside Federal to the Company’s executive officers and directors in compliance with federal banking regulations. At December 31, 2019, all of Sunnyside Federal’s loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Sunnyside Federal, and did not involve more than the normal risk of collectability or present other unfavorable features.

Board Independence

The Board of Directors has determined that each of the Company’s directors and nominees, with the exception of directors Sullivan and Mirtuono, is “independent” as defined in the listing standards of the Nasdaq Stock Market which the Company chooses to follow for purposes of such determination. Neither Mr. Sullivan nor Ms. Mirtuono is independent because each of them is an executive officer of the Company. There were no transactions required to be reported under “Transactions With Certain Related Persons,” below that were considered in determining the independence of the Company’s directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by Fontanella Associates, LLC for the audit of the Company’s annual financial statements for 2019 and 2018 were $46,000 and $44,000.

Audit-Related Fees. Fees billed for professional services rendered by Fontanella Associates, LLC that were reasonably related to the performance of the audits described above for 2019 and 2018 were $51,000 and $43,000.

Tax Fees. There were no fees billed for professional services by Fontanella Associates LLC for tax services for 2019 or 2018.

All Other Fees. There were no fees billed for professional services rendered for the Company by Fontanella Associates LLC for services other than those listed above for 2019 and 2018.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. There were no fees paid by the Company to its independent auditors for tax services or non-audit services during 2019 and 2018.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunnyside Bancorp, Inc.

Date: April 28, 2020	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

