Form 10-Q
period 2020-03-31
Sunnyside Bancorp, Inc.
filed 2020-05-14
CIK 1571398

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2020	2019

Assets

Cash and cash equivalents	$2,650,613	$1,820,482
Certificates of deposit	999,285	999,262
Securities held to maturity, net; approximate fair value of $442,000 (March 31, 2020) and $441,000 (December 31, 2019)	423,470	424,294
Securities available for sale	41,017,527	37,978,622
Loans receivable, net	38,767,854	39,839,882
Premises and equipment, net	1,026,765	1,052,512
Federal Home Loan Bank of New York and other stock, at cost	231,700	235,800
Accrued interest receivable	459,767	503,280
Cash surrender value of life insurance	2,396,749	2,381,554
Deferred income taxes	533,726	714,120
Other assets	256,578	292,709

Total assets	$88,764,034	$86,242,517

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$74,003,822	$71,899,432
Advances from Federal Home Loan Bank of New York	1,658,568	1,749,520
Advances from borrowers for taxes and insurance	455,209	548,621
Other liabilities	614,714	640,613

Total liabilities	76,732,313	74,838,186

Commitments and contingencies
	-	-
Stockholders’ equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,099,022	7,092,368
Unallocated common stock held by the Employee Stock Ownership Plan	(394,362)	(399,974)
Retained earnings	5,803,196	5,866,598
Accumulated other comprehensive (loss)	(484,070)	(1,162,596)

Total stockholders’ equity	12,031,721	11,404,331

Total liabilities and stockholders’ equity	$88,764,034	$86,242,517

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2020	2019

Interest and dividend income:
Loans	$438,380	$469,017
Investment securities	55,435	26,696
Mortgage-backed securities	173,498	151,496
Federal funds sold and other earning assets	16,241	10,795

Total interest and dividend income	683,554	658,004

Interest expense:
Deposits	192,492	99,337
Borrowings	9,289	11,827

Total interest expense	201,781	111,164

Net interest income	481,773	546,840

Provision for loan losses	10,876	-

Net interest income after provision for loan losses	470,897	546,840

Non-interest income:
Fees and service charges	24,064	26,405
Income on bank owned life insurance	15,195	15,186

Total non-interest income	39,259	41,591

Non-Interest Expense:
Compensation and benefits	299,329	325,235
Occupancy and equipment, net	61,733	62,297
Data processing service fees	73,536	73,875
Professional fees	101,515	128,030
Federal deposit insurance premiums	-	4,801
Advertising and promotion	10,276	11,929
Other	45,109	42,788

Total non-interest expense	591,498	648,955

Income (loss) before income taxes	(81,342)	(60,524)

Income tax expense (benefit)	(17,940)	(14,122)

Net income (loss)	$(63,402)	$(46,402)

Basic and diluted income (loss) per share	$(0.08)	$(0.06)
Weighted average shares outstanding, basic and diluted	753,577	751,332

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive IncomE (LOSS)

	Three Months Ended
	March 31,
	2020	2019

Net income (loss)	$(63,402)	$(46,402)

Other comprehensive income, before tax:

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	14,367	16,851
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	844,554	332,662

Other comprehensive income, before tax	858,921	349,513

Income tax expense related to items of other comprehensive
income	180,395	73,399

Other comprehensive income, net of tax	678,526	276,114

Comprehensive income	$615,124	$229,712

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Unallocated Common		Accumulated
		Additional	Stock		Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2018	7,935	7,064,299	(422,184)	6,204,754	(1,989,692)	$10,865,112

Net (loss) for the three months ended March 31, 2019	-	-	-	(46,402)	-	(46,402)

ESOP shares allocated or committed to be released	-	1,143	5,552	-	-	6,695

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive income, net of tax	-	-	-	-	276,114	276,114

Balance at March 31, 2019	$7,935	$7,070,954	$(416,632)	$6,158,352	$(1,713,578)	$11,107,031

			Unallocated Common		Accumulated
		Additional	Stock		Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

Net loss for the three months ended March 31, 2020	-	-	-	(63,402)	-	(63,402)

ESOP shares allocated or committed to be released	-	1,141	5,612	-	-	6,753

Restricted stock awards earned	-	5,513	-	-	-	5,513

Other comprehensive income (loss), net of tax	-	-	-	-	678,526	678,526

Balance at March 31, 2020	$7,935	$7,099,022	$(394,362)	$5,803,196	$(484,070)	$12,031,721

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(63,402)	$(46,402)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	26,847	29,682
Amortization of premiums and accretion of discounts, net	51,815	29,557
Amortization of deferred loan fees and costs, net	21,414	23,956
Provision for loan losses	10,876	-
Decrease (increase) in accrued interest receivable	43,513	(44,814)
Increase in cash surrender value of life insurance	(15,195)	(15,186)
Net decrease in other assets	36,130	47,078
Net (decrease) increase in other liabilities	(11,532)	9,809
Amortization of stock compensation plans	12,266	12,207
Net cash provided by operating activities	112,732	45,887

Cash flows from investing activities:
Purchases of securities available for sale	(7,704,833)	(5,140,941)
Repayments and maturities of securities held to maturity	890	826
Repayments and maturities of securities available for sale	5,458,578	1,060,331
Loan originations, net of principal repayments	1,039,738	1,055,302
Purchases of premises and equipment	(1,100)	(3,090)
Redemption of Federal Home Loan Bank and other stock	4,100	168,800
Net cash used in investing activities	(1,202,627)	(2,858,772)

Cash flows from financing activities:
Net increase in deposits	2,104,390	4,962,689
Net decrease in advances from borrowers for taxes and insurance	(93,412)	(57,072)
Repayment of long-term borrowings	(90,952)	-
Net decrease in short-term borrowings	-	(1,100,000)
Net cash provided by financing activities	1,920,026	3,805,617

Net increase in cash and cash equivalents	830,131	992,732

Cash and cash equivalents at beginning of period	1,820,482	1,217,621

Cash and cash equivalents at end of period	$2,650,613	$2,210,353

Supplemental Information:

Cash paid for:
Interest	$201,945	$109,822
Income taxes	$2,859	$3,369

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2020 and December 31, 2019, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three months ended March 31, 2020 and March 31, 2019, the Company recognized approximately $5,500 in expense in regard to those restricted stock awards. Expected future expense relating to these non-vested restricted shares at March 31, 2020 is $5,500 over a weighted average period of 0.25 years. There were no stock options outstanding as of March 31, 2020.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Subsequent Events

The Company evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on its customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may negatively impact the Company’s financial condition or results of operations is uncertain. However, as an SBA lender, the Company is actively participating in the Paycheck Protection Program.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. This update was effective on January 1, 2020, and did not have a material effect on the Company’s consolidated financial statements.

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

3. CERTIFICATES OF DEPOSIT

	March 31,	December 31,
	2020	2019

Maturing in:
After five to ten years	$999,285	$999,262

4. SECURITIES

	March 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,863	$17,639	$-	$364,502
Mortgage-backed securities	76,607	855	-	77,462

	$423,470	$18,494	$-	$441,964

Securities available for sale:
U.S. government and agency obligations	$9,734,903	$49,005	$13,330	9,770,578
Mortgage-backed securities	30,375,542	879,480	8,073	31,246,949

	$40,110,445	$928,485	$21,403	$41,017,527

4. SECURITIES (Cont’d)

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,806	$15,635	$-	$362,441
Mortgage-backed securities	77,488	1,491	-	78,979

	$424,294	$17,126	$-	$441,420

Securities available for sale:
U.S. government and agency obligations	$7,832,355	$6,943	$58,764	7,780,534
Mortgage-backed securities	30,083,739	190,318	75,969	30,198,088

	$37,916,094	$197,261	$134,733	$37,978,622

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $1.5 million, $20.4 million and $8.5 million, respectively, at March 31, 2020 ($1.7 million, $19.5 million, and $9.0 million, respectively, at December 31, 2019).

There were no sales or calls of securities held to maturity or available for sale for the three months ended March 31, 2020 and 2019, respectively.

The following is a summary of the amortized cost and fair value of securities at March 31, 2020 and December 31, 2019, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$-	$-
After one to five years	-	-	1,194,206	1,226,407
After five to ten years	-	-	1,444,747	1,476,451
After ten years	423,470	441,964	37,471,492	38,314,669
	$423,470	$441,964	$40,110,445	$41,017,527

4. SECURITIES (Cont’d)

	December 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$499,851	$499,866
After one to five years	-	-	1,297,811	1,301,605
After five to ten years	-	-	1,484,831	1,482,981
After ten years	424,294	441,420	34,633,601	34,694,170
	$424,294	$441,420	$37,916,094	$37,978,622

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2020 and December 31, 2019, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$3,335,738	$13,330	$-	$-
Mortgage-backed securities	1,280,662	6,140	93,117	1,933

	$4,616,400	$19,470	$93,117	$1,933

	December 31, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	6,239,181	46,887	534,559	11,877
Mortgage-backed securities	7,382,886	45,749	8,082,496	30,220

	13,622,067	92,636	8,617,055	42,097

	$13,622,067	$92,636	$8,617,055	$42,097

4. SECURITIES (Cont’d)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2020, a total of 7 securities were in an unrealized loss position (30 at December 31, 2019). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020 and December 31, 2019 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $3.7 million at March 31, 2020 have been pledged to secure advances from the Federal Home Loan Bank of New York.

5. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2020	2019
Mortgage loans:
Residential 1-4 family	$17,351,754	$17,894,014
Commercial and multi-family	14,707,483	14,917,754
Home equity lines of credit	204,204	206,281

	32,263,441	33,018,049

Other loans:
Student	5,462,522	5,888,955
Commercial	1,310,554	1,190,944
Passbook	19,242	-

	6,792,318	7,079,899

Total loans	39,055,759	40,097,948

Less:
Deferred loan fees (costs and premiums), net	(151,879)	(170,842)
Allowance for loan losses	439,784	428,908

	287,905	258,066

	$38,767,854	$39,839,882

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $129,000 and $132,000 at March 31, 2020 and December 31, 2019, respectively.

5. LOANS RECEIVABLE, NET (Cont’d)

 Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2020	2019

Balance at beginning of period	$428,908	$407,832
Provision for loan losses	10,876	-

Balance at end of period	$439,784	$407,832

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2020 and December 31, 2019. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

5. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2020
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$17,105	$14,137	$198	$5,341	$1,330	$38,111
Special Mention	247	-	6	-	-	253
Substandard	-	570	-	122	-	692

Total	$17,352	$14,707	$204	$5,463	$1,330	$39,056

5. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2019
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
			(In thousands)

Pass	$17,653	$14,315	$206	$5,889	$1,191	$39,254
Special Mention	241	234	-	-	-	475
Substandard	-	369	-	-	-	369

Total	$17,894	$14,918	$206	$5,889	$1,191	$40,098

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2020
							90 Days
	30-59	60-89	90 Days				or More
	Days	Days	or More				Past Due
	Past	Past	Past	Total	Current	Total	and
	Due	Due	Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$3	$-	$247	$250	$17,102	$17,352	$-
Commercial real estate and multi-family	888	-	234	1,122	13,585	14,707	-
Home equity lines of credit	-	-	-	-	204	204	-
Student loans	143	62	122	327	5,136	5,463	-
Other loans	-	-	-	-	1,330	1,330	-

	$1,034	$62	$603	$1,699	$37,357	$39,056	$-

	December 31, 2019
							90 Days
	30-59	60-89	90 Days				or More
	Days	Days	or More				Past Due
	Past	Past	Past	Total	Current	Total	and
	Due	Due	Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$3	$249	$-	$252	$17,642	$17,894	$-
Commercial real estate and multi-family	851	54	234	1,139	13,779	14,918	-
Home equity lines of credit	-	-	-	-	206	206	-
Student loans	61	104	-	165	5,724	5,889	-
Other loans	-	-	-	-	1,191	1,191	-

	$915	$407	$234	$1,556	$38,542	$40,098	$-

5. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2020	2019
	(In thousands)

Residential 1-4 family	$247	$-
Commercial real estate and multi-family	234	234
Home equity lines of credit	-	-
Student loans	122	-
Other loans		-

Total non-accrual loans	603	234

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$603	$234

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $11,000 and $2,800 for the three months ended March 31, 2020 and 2019, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $2,000 and $0 during the three months ended March 31, 2020 and 2019, respectively.

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

The recorded investment in the one loan modified in a troubled debt restructuring totaled $240,484 and $240,858 at March 31, 2020 and December 31, 2019, respectively. This loan was current at March 31, 2020 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

The following table provides information about the Company’s impaired loans at March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$240	$240	$-

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$241	$241	$-

5. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Received	Average Recorded Investment	Interest Income Received

1-4 residential	$241	$3	$247	$-

During the three months ended March 31, 2020 and 2019, there were no new TDR’s that occurred.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2020
	Mortgage Loans
		Commercial and
	Residential	Multi-
	1-4 Family	Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$-	$429
Provision for loan losses	7	1	-	2	1	-	11

Ending Balance	$149	$135	$2	$142	$12	$-	$440

	Three Months Ended
	March 31, 2019
	Mortgage Loans
		Commercial and
	Residential	Multi-
	1-4 Family	Family	Home Equity	Student	Other	Unallocated	Total
			(In thousands)
Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	3	1	-	(4)	-	-	-

Ending Balance	$148	$129	$1	$118	$12	$-	$408

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2020	2019

Unrealized net loss on pension plan	$(1,519,799)	$(1,534,166)
Unrealized gain on securities available for sale	907,082	62,528

Accumulated other comprehensive loss before taxes	(612,717)	(1,471,638)

Tax effect	128,647	309,042

Accumulated other comprehensive loss	$(484,070)	$(1,162,596)

7. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2020 and December 31, 2019, the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since March 31, 2020 that management believes have changed the Association’s capital ratings.

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule’s requirements was phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each subsequent year by an additional 0.625 percent until it reached its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

7. REGULATORY CAPITAL (Cont’d)

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized With Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
March 31, 2020

Tangible Capital	$11,494	12.98%	$1,329	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,934	27.11%	4,621	10.500%	4,401	10.00%	4,621	10.50%
Common Equity Tier 1 Capital	11,494	26.12%	3,081	7.000%	2,861	6.50%	3,081	7.00%
Tier 1 Risk-based Capital	11,494	26.12%	3,741	8.500%	3,521	8.00%	3,741	8.50%
Tier 1 Leverage Capital	11,494	12.98%	3,543	4.000%	4,429	5.00%	N/A	N/A

December 31, 2019

Tangible Capital	11,653	13.39%	1,305	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,082	26.81%	4,732	10.500%	4,506	10.00%	4,732	10.50%
Common Equity Tier 1 Capital	11,653	25.86%	3,154	7.000%	2,929	6.50%	3,154	7.00%
Tier 1 Risk-based Capital	11,653	25.86%	3,830	8.500%	3,605	8.00%	3,830	8.50%
Tier 1 Leverage Capital	11,653	13.39%	3,480	4.000%	4,350	5.00%	N/A	N/A

8. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2020 and

December 31, 2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

8. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

Description	Carrying Value	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2020:
Securities available for sale	$41,017,527	$-	$41,017,527	$-

December 31, 2019:
Securities available for sale	$37,978,622	$-	$37,978,622	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

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

8. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

Loans Receivable

The net loan portfolio at March 31, 2020 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2019, which are based on entrance prices. For December 31, 2019, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk (Level 3).

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$2,651	$2,651	$1,820	$1,820
Certificates of deposit	999	$971	$999	$997
Securities held to maturity	424	442	424	441
Securities available for sale	41,018	41,018	37,979	37,979
Loans receivable	38,768	38,909	39,840	39,382
FHLB and other stock, at cost	232	232	236	236
Accrued interest receivable	460	460	503	503

Financial liabilities:
Deposits	74,004	74,370	71,899	72,224
Advances from FHLB-NY	1,659	1,699	1,750	1,761

8. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

9. CONTINGENCIES

The Company has a $5.5 million student loan portfolio of which $3.0 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $54,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax and we expect to have an estimate of our recovery sometime during 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as well as the unaudited financial statements and notes appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	economic and/or policy changes related to the COVID-19 pandemic;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate de novo or acquired branches, if any;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year December 31, 2019.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets increased $2.5 million, or 2.9%, to $88.8 million at March 31, 2020 from $86.2 million at December 31, 2019. The increase was primarily due to higher balances of available for sale securities and cash, partly offset by a decrease in loan balances. Securities available for sale and cash balances increased $3.0 million and $830,000, respectively, partly offset by a $1.1 million decrease in loan balances.

Cash and cash equivalents increased $830,000, or 45.6%, to $2.7 million at March 31, 2020 from $1.8 million at December 31, 2019, as a result of an increase in deposits and a decrease in loans partly offset by an increase in investments and a decrease in advances from the FHLB.

Securities available for sale increased $3.0 million, or 8.0%, to $41.0 million at March 31, 2020 from $38.0 million at December 31, 2019 primarily due to an increase in U.S. government and agency obligations.

Net loans receivable decreased $1.1 million, or 2.7%, to $38.8 million at March 31, 2020 from $39.8 million at December 31, 2019. The decrease in loans receivable was primarily due to decreases in the residential and student loan portfolios, partly offset by an increase in the commercial loan portfolio.

At March 31, 2020, our investment in bank-owned life insurance increased $15,000 to $2.4 million from $2.4 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Federal Home Loan Bank of New York (“FHLB) and other stock decreased $4,000, or 1.7%, to $ 232,000 at March 31, 2020 compared to $236,000 at December 31, 2019, primarily due to a reduction in FHLB advances.

Deferred income taxes decreased $180,000, or 25.3%, from $714,000 at December 31, 2019 to $534,000 at March 31, 2020 primarily due to the increase in net unrealized gains in the investment portfolio.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and accounts receivable decreased $36,000, or 12.3%, to $257,000 at March 31, 2020, compared to $293,000 at December 31, 2019, mainly due to a decrease in accounts receivable and prepaid insurance, partly offset by an increase in other prepaid expenses.

Total deposits increased $2.1 million, or 2.9%, to $74.0 million at March 31, 2020 from $71.9 million at December 31, 2019. The increase resulted primarily from a $2.3 million, or 7.8% increase in certificates of deposit.

Advances from the FHLB decreased $91,000, or 5.2% from $1.7 million at December 31, 2019 to $1.7 million at March 31, 2020. At March 31, 2020, we had the ability to borrow an additional $25.0 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $12.0 million at March 31, 2020 from $11.4 million at December 31, 2019 resulting primarily from an improvement in other comprehensive loss (net of tax) of $679,000 due to an increase in unrealized gains in the investment portfolio for the first three months of 2020, partly offset by a loss of $63,000 during the quarter.

Comparison of Results of Operations for the Quarters Ended March 31, 2020 and March 31, 2019

General. We recorded net loss of $63,000 for the quarter ended March 31, 2020 compared to a net loss of $46,000 for the quarter ended March 31, 2019. The increase in net loss was primarily due to a decrease in net interest income partly offset by a decrease in non-interest expense.

Net Interest Income. Net interest income decreased $65,000 to $482,000 for the three months ended March 31, 2020 compared to $547,000 for the three months ended March 31, 2019, primarily due to an increase in interest expense partly offset by an increase in interest and dividend income. Interest and dividend income increased $26,000, or 3.9%, from $658,000 for the three months ended March 31, 2019 to $684,000 for the three months ended March 31, 2020. Interest expense increased $91,000, or 81.5% to $202,000 for the three months ended March 31, 2020, compared to $111,000 for the same period in 2019.

The average yield on our loans decreased eight basis points, the average yield on our investment securities increased 49 basis points and the average yield on mortgage-backed securities decreased 28 basis points during the quarter ended March 31, 2020 compared to the same quarter in 2019. Our net interest rate spread decreased 75 basis points to 2.19% for the quarter ended March 31, 2020 from 2.94% for the quarter ended March 31, 2019 and our net interest margin decreased 67 basis points to 2.35% for the 2020 quarter from 3.02% for the 2019 quarter. Average interest-earning assets increased $9.6 million, or 13.2%, to $82.6 million for the quarter ended March 31, 2020 from $73.0 million for the first quarter of 2019.

Interest and Dividend Income. Interest and dividend income increased $26,000 to $684,000 for the quarter ended March 31, 2020 from $658,000 for the quarter ended March 31, 2019. The increase resulted primarily from a $29,000 increase in interest income on investment securities, a $22,000 increase in interest income on mortgage-backed securities, and a $5,000 increase in interest income on federal funds sold and other earning assets, partly offset by a $31,000 decrease in interest income on loans.

Interest income on loans decreased $31,000, or 6.5%, to $438,000 for the quarter ended March 31, 2020 from $469,000 for the quarter ended March 31, 2019. The decrease resulted primarily from a $2.4 million decrease in average balances along with an eight basis point decrease in yield to 4.39% from 4.47%.

Interest and dividend income on investment securities increased $29,000 primarily due to a $3.6 million increase in average balances from $5.6 million for the quarter ended March 31, 2019 to $9.1 million for the quarter ended March 31, 2020 and a 49 basis point increase in yield from 1.95% for the quarter ended March 31, 2019 to 2.44% for the quarter ended March 31, 2020. Interest income on mortgage backed securities increased $22,000 primarily due to a $6.7 million increase in average balances from $24.2 million for the quarter ended March 31, 2019 to $30.9 million for the quarter ended March 31, 2020, partly offset by a 28 basis point decrease in yield from 2.54% for the quarter ended March 31, 2019 to 2.26% for the quarter ended March 31, 2020. Interest income on federal funds sold and other earning assets increased $5,000 from $11,000 for the three months ended March 31, 2019 to $16,000 for the three months ended March 31, 2020. This increase was mainly due to receiving interest on Bank Certificates of Deposit.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB, increased $91,000, or 81.5%, to $202,000 for the quarter ended March 31, 2020 from $111,000 for the quarter ended March 31, 2019. The increase was primarily due to an increase of $93,000 in interest expense on deposits partly offset by a $3,000 decrease in interest expense on FHLB advances. The cost of interest-bearing deposits for the quarter ended March 31, 2020 increased 47 basis points to 1.12% compared to 0.65% for the quarter ended March 31, 2019. Average interest-bearing liabilities increased $7.1 million, or 11.1% to $71.2 million for the quarter ended March 31, 2020 from $64.1 million for the quarter ended March 31, 2019. The average balance of certificate of deposit increased $9.2 million, while the average balance for NOW deposits, savings deposits, and money market deposits decreased $981,000, $502,000 and $446,000, respectively. The average balance of FHLB advances and escrows decreased $165,000 for the quarter ended March 31, 2020 to $2.1 million from $2.3 million for the quarter ended March 31, 2019.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was an $11,000 provision for loan losses recorded for the quarter ended March 31, 2020 compared to no provision recorded for the quarter ended March 31, 2019. There were no charge offs or recoveries during the quarters ended March 31, 2020 and March 31, 2019.

Non-interest Income. Non-interest income decreased $2,000, or 5.6% for the quarter ending March 31, 2020 compared to March 31, 2019, mainly due to a reduction in fees and service charges earned.

Non-interest Expense. Non-interest expense decreased $57,000 or 8.9%, to $591,000 for the quarter ended March 31, 2020 from $649,000 for the quarter ended March 31, 2019. The decrease was primarily due to lower compensation and benefits, lower professional fees and a reduction in FDIC insurance premiums.

Compensation and benefits decreased $26,000, or 8.0% primarily due to lower pension costs. Professional fees decreased $27,000, or 20.7% mainly due to lower legal expenses. The reduction of $5,000 in FDIC premiums was due to a one-time credit received from the insurance fund.

Income Tax Expense. We recorded an income tax benefit of $18,000 for the quarter ended March 31, 2020 compared to an income tax benefit of $14,000 for the quarter ended March 31, 2019. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	Not applicable.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 14, 2020	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

