Form 10-Q
period 2020-06-30
Sunnyside Bancorp, Inc.
filed 2020-08-11
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES [  ] NO [X]

As of August 11, 2020, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30,	December 31,
	2020	2019
Assets

Cash and cash equivalents	$1,903,996	$1,820,482
Certificates of deposit	500,000	999,262
Securities held to maturity, net; approximate fair value of $444,000 (June 30, 2020) and $441,000 (December 31, 2019)	422,612	424,294
Securities available for sale	48,630,972	37,978,622
Loans receivable, net	42,214,505	39,839,882
Premises and equipment, net	1,050,909	1,052,512
Federal Home Loan Bank of New York and other stock, at cost	234,200	235,800
Accrued interest receivable	502,425	503,280
Cash surrender value of life insurance	2,411,067	2,381,554
Deferred income taxes	517,495	714,120
Other assets	285,616	292,709

Total assets	$98,673,797	$86,242,517

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$78,084,570	$71,899,432
Borrowings	7,566,286	1,749,520
Advances from borrowers for taxes and insurance	398,527	548,621
Other liabilities	617,132	640,613

Total liabilities	86,666,515	74,838,186

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,103,641	7,092,368
Unallocated common stock held by the Employee Stock Ownership Plan	(388,749)	(399,974)
Retained earnings	5,707,471	5,866,598
Accumulated other comprehensive ( loss)	(423,016)	(1,162,596)

Total stockholders’ equity	12,007,282	11,404,331

Total liabilities and stockholders’ equity	$98,673,797	$86,242,517

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Three Months Ended
	June 30,
	2020	2019

Interest and dividend income:
Loans	416,345	453,413
Investment securities	61,803	27,394
Mortgage-backed securities	153,475	174,029
Federal funds sold and other earning assets	8,358	3,942

Total interest and dividend income	639,981	658,778

Interest Expense:
Deposits	178,856	126,222
Borrowings	9,938	11,260

Total interest expense	188,794	137,482

Net interest income	451,187	521,296

Provision for loan losses	9,902	26,231

Net interest income after provision for loan losses	441,285	495,065

Non-interest income:
Fees and service charges	16,334	39,586
Income on bank owned life insurance	14,318	15,366
Gain on call of bank certificate of deposit	703	-

Total non-interest income	31,355	54,952

Non-interest expense:
Compensation and benefits	293,585	318,160
Occupancy and equipment, net	61,592	57,177
Data processing service fees	72,167	72,560
Professional fees	104,328	166,656
Federal deposit insurance premiums	4,815	4,622
Advertising and promotion	12,511	14,418
Other	46,502	42,365

Total non-interest expense	595,500	675,958

Income (loss) before income taxes (benefit)	(122,860)	(125,941)

Income tax expense (benefit)	(27,135)	(24,905)

Net income (loss)	$(95,725)	$(101,036)

Basic and diluted income (loss) per share	(0.13)	(0.13)

Weighted average shares outstanding, basic and diluted	754,138	751,893

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Six Months Ended
	June 30,
	2020	2019
Interest and dividend income:
Loans	$854,725	$922,430
Investment securities	117,238	54,090
Mortgage-backed securities	326,973	325,525
Federal funds sold and other earning assets	24,599	14,737

Total interest and dividend income	1,323,535	1,316,782

Interest expense:
Deposits	371,348	225,559
Borrowings	19,227	23,087

Total interest expense	390,575	248,646

Net interest income	932,960	1,068,136

Provision for loan losses	20,778	26,231

Net interest income after provision for loan losses	912,182	1,041,905

Non-interest income:
Fees and service charges	40,398	65,991
Income on bank owned life insurance	29,513	30,552
Gain on call of bank certificate of deposit	703	-

Total non-interest income	70,614	96,543

Non-interest expense:
Compensation and benefits	592,914	643,395
Occupancy and equipment, net	123,325	119,474
Data processing service fees	145,703	146,435
Professional fees	205,843	294,686
Federal deposit insurance premiums	4,815	9,423
Advertising and promotion	22,787	26,347
Other	91,611	85,153

Total non-interest expense	1,186,998	1,324,913

Income (loss) before income taxes (benefit)	(204,202)	(186,465)

Income tax expense (benefit)	(45,075)	(39,027)

Net income (loss)	$(159,127)	$(147,438)

Basic and diluted income (loss) per share	$(0.21)	$(0.20)

Weighted average shares outstanding, basic and diluted	753,858	751,614

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

	Three Months Ended
	June 30,
	2020	2019

Net income (loss)	$(95,725)	$(101,036)

Other comprehensive income, before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	14,367	16,851

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	62,917	349,236

Other comprehensive income, before tax	77,284	366,087

Income tax expense related to items of other comprehensive income	16,230	76,880

Other comprehensive income, net of tax	61,054	289,207

Comprehensive income (loss)	$(34,671)	$188,171

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

	Six Months Ended
	June 30,
	2020	2019

Net income (loss)	$(159,127)	$(147,438)

Other comprehensive income, before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	28,734	33,702

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	907,471	681,898

Other comprehensive income, before tax	936,205	715,600

Income tax expense related to items of other comprehensive income	196,625	150,279

Other comprehensive income, net of tax	739,580	565,321

Comprehensive income	$580,453	$417,883

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

Net loss for the three months ended March 31, 2020	-	-	-	(63,402)	-	(63,402)

ESOP shares allocated or committed to be released	-	1,141	5,612	-	-	6,753

Restricted stock awards earned	-	5,513	-	-	-	5,513

Other comprehensive income, net of tax	-	-	-	-	678,526	678,526

Balance at March 31, 2020	7,935	7,099,022	(394,362)	5,803,196	(484,070)	12,031,721

Net loss for the three months ended June 30, 2020	-	-	-	(95,725)	-	(95,725)

ESOP shares allocated or committed to be released	-	(893)	5,613	-	-	4,720

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive (loss), net of tax	-	-	-	-	61,054	61,054

Balance at June 30, 2020	$7,935	$7,103,641	$(388,749)	$5,707,471	$(423,016)	$12,007,282

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(159,127)	$(147,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	54,305	56,765
Amortization of premiums and accretion of discounts, net	117,021	68,623
Amortization of deferred loan fees and costs, net	17,534	45,131
Provision for loan losses	20,777	26,231
Gain on call of certificates of deposit	(703)	-
Decrease (increase) in accrued interest receivable	855	(58,092)
Increase in cash surrender value of life insurance	(29,513)	(30,552)
Amortization of stock compensation plans	22,498	27,115
Decrease in other assets	7,093	22,617
Increase in other liabilities	5,253	71,437

Net cash provided by operating activities	55,993	81,837

Cash flows from investing activities:
Repayments and maturities of certificates of deposit	500,000	-
Purchases of securities available for sale	(18,889,451)	(6,939,896)
Repayments and maturities of securities held to maturity	1,812	1,637
Repayments and maturities of securities available for sale	9,027,386	2,398,068
Loans purchased	-	(1,916,072)
Loan originations, net of principal repayments	(2,412,934)	1,994,237
Purchases of bank premises and equipment	(52,702)	(6,035)
Redemption of FHLB stock	1,600	43,300

Net cash used in investing activities	(11,824,289)	(4,424,761)

Cash flows from financing activities:
Net increase in deposits	6,185,138	5,690,341
Net decrease in advances from borrowers for taxes and insurance	(150,094)	(110,936)
Proceeds from long-term borrowings	5,999,171	1,900,000
Repayment of long-term borrowings	(182,405)	-
Net decrease in short term borrowings	-	(2,750,000)
Purchase of stock for ESOP	-	(1,965)

Net cash provided by financing activities	11,851,810	4,727,440

Net increase in cash and cash equivalents	83,514	384,516

Cash and cash equivalents at beginning of period	1,820,482	1,217,621

Cash and cash equivalents at end of period	$1,903,996	$1,602,137

Supplemental Information:

Cash paid for:
Interest	$389,754	$245,332
Income taxes	$2,859	$3,369

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2020 and December 31, 2019, the Company had no securities classified as held for trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has caused significant disruption to the national economy including New York and the tri-state area, resulting in many business sectors operating below capacity, increased unemployment levels and volatility in the financial markets. In response to the negative effects of COVID-19 on the U.S. economy, Congress enacted the Coronavirus Aide, Relief, and Economic Security Act (“CARES Act”), among other actions, in addition to monetary actions taken by the Federal Reserve, which provide for financial stimulus and government lending programs at unprecedented levels. The effects of these programs, as well as any potential additional stimulus, to support businesses and consumers remain uncertain. Some of the provisions of the CARES Act applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 5 Loans Receivable, Net for more information.

●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The Company is a participant in the PPP. See Note 5 Loans Receivable, Net for more information.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 5 Loans Receivable, Net for more information.

●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $5,500 in expense for the three month periods ended June 30, 2020 and 2019 and $11,000 in expense for the six month periods ended June 30, 2020 and 2019 in regard to those restricted stock awards. These awards have been fully expensed as of June 30, 2020. There were no stock options outstanding as of June 30, 2020.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. This update was effective on January 1, 2020 and did not have a material effect on the Company’s consolidated financial statements.

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. In November 2019, the FASB issued ASU 2019-10 “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates”. The amendments in this update defer the effective date for small reporting companies, such as the Company, for ASU 2016-13 to years beginning after December 15, 2022. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. The extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses - currently allowance for loan and lease losses - will have an offsetting impact on retained earnings.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In June 2020, the FASB issued ASU 2020-05, “Effective Dates for Certain Entities”. The amendments in this update defer the effective date for one year for small reporting companies that have not yet issued financial statements reflecting the adoption of “Leases”. Therefore, “Leases” is effective, for the Company, for fiscal years beginning after December 15, 2021. Early application is permitted. The adoption of this guidance on January 1, 2022 is not expected to have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of June 30, 2020 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. CERTIFICATES OF DEPOSIT

	June 30,	December 31,
	2020	2019

Maturing in:
After five to ten years	$500,000	$999,262

4. SECURITIES

	June 30, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,919	$20,665	$-	$367,584
Mortgage-backed securities	75,693	609	-	76,302

	$422,612	$21,274	$-	$443,886

Securities available for sale:
U.S. government and agency obligations	$16,639,793	$90,096	$13	16,729,876
Mortgage-backed securities	31,021,180	901,404	21,488	31,901,096

	$47,660,973	$991,500	$21,501	$48,630,972

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,806	$15,635	$-	$362,441
Mortgage-backed securities	77,488	1,491	-	78,979

	$424,294	$17,126	$-	$441,420

Securities available for sale:
U.S. government and agency obligations	$7,832,355	$6,943	$58,764	$7,780,534
Mortgage-backed securities	30,083,739	190,318	75,969	30,198,088

	$37,916,094	$197,261	$134,733	$37,978,622

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $1.3 million, $18.7 million and $11.1 million, respectively, at June 30, 2020. ($1.7 million, $19.5 million and $9.0 million, respectively at December 31, 2019).

There were no sales of securities held to maturity or available for sale for the three and six months ended June 30, 2020 and 2019, respectively.

4. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at June 30, 2020 and December 31, 2019, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$4,999,913	$4,999,904
After one to five years	-	-	1,101,004	1,135,581
After five to ten years	-	-	2,152,364	2,213,547
After ten years	422,612	443,886	39,407,692	40,281,940

	$422,612	$443,886	$47,660,973	$48,630,972

	December 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$499,851	$499,866
After one to five years	-	-	1,297,811	1,301,605
After five to ten years	-	-	1,484,831	1,482,981
After ten years	424,294	441,420	34,633,601	34,694,170

	$424,294	$441,420	$37,916,094	$37,978,622

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2020 and December 31, 2019, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

4. SECURITIES (Cont’d)

	June 30, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	1,999,962	13	-	-
Mortgage-backed securities	4,251,382	19,389	91,479	2,099

	6,251,344	19,402	91,479	2,099

	$6,251,344	$19,402	$91,479	$2,099

	December 31, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	6,239,181	46,887	534,559	11,877
Mortgage-backed securities	7,382,886	45,749	8,082,496	30,220

	13,622,067	92,636	8,617,055	42,097

	$13,622,067	$92,636	$8,617,055	$42,097

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 5 and 30 securities were in an unrealized loss position at June 30, 2020 and December 31, 2019, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020 and December 31, 2019 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $3.5 million at June 30, 2020, have been pledged to secure advances from the Federal Home Loan Bank of New York.

5. LOANS RECEIVABLE, NET

	June 30,	December 31,
	2020	2019
Mortgage loans:
Residential 1-4 family	$15,739,306	$17,894,014
Commercial and multi-family	14,435,172	14,917,754
Home equity lines of credit	202,003	206,281

	30,376,481	33,018,049
Other loans:
Student	4,983,030	5,888,955
Commercial	7,395,554	1,190,944
Passbook	18,093	-

	12,396,677	7,079,899

Total loans	42,773,158	40,097,948

Less:
Deferred loan fees (costs and premiums), net	108,967	(170,842)
Allowance for loan losses	449,686	428,908

	558,653	258,066

	$42,214,505	$39,839,882

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2020, the Company had 90 PPP loans outstanding, with an outstanding principal balance of $6.1 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan class. The entire balance of the PPP loans are pledged to secure advances from the Federal Reserve Bank of New York.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $127,000 and $132,000 at June 30, 2020 and December 31, 2019, respectively.

5. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2020	2019

Balance at beginning of period	$439,784	$407,832
Provision for loan losses	9,902	26,231

Balance at end of period	$449,686	$434,063

	Six Months Ended
	June 30,
	2020	2019

Balance at beginning of period	$428,908	$407,832
Provision for loan losses	20,778	26,231

Balance at end of period	$449,686	$434,063

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2020 and December 31, 2019. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

5. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2020
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$15,739	$13,026	$202	$4,900	$7,414	$41,281
Special Mention	-	841	-	-	-	841
Substandard	-	568	-	83	-	651

Total	$15,739	$14,435	$202	$4,983	$7,414	$42,773

5. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2019
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

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2020
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$3	$-	$247	$250	$15,489	$15,739	$-
Commercial real estate and multi-family	-	-	256	256	14,179	14,435	-
Home equity lines of credit	-	-	-	-	202	202	-
Student loans	66	-	83	149	4,834	4,983	-
Other loans	-	-	-	-	7,414	7,414	-

	$69	$-	$586	$655	$42,118	$42,773	$-

	December 31, 2019
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$3	$249	$-	$252	$17,642	$17,894	$-
Commercial real estate and multi-family	851	54	234	1,139	13,779	14,918	-
Home equity lines of credit	-	-	-	-	206	206	-
Student	61	104	-	165	5,724	5,889	-
Other loans	-	-	-	-	1,191	1,191	-

	$915	$407	$234	$1,556	$38,542	$40,098	$-

5. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30,	December 31,
	2020	2019
	(In thousands)
Non-accrual loans:
Residential 1-4 family	$247	$-
Commercial real estate and multi-family	234	234
Home equity lines of credit	-	-
Student	244	-
Other loans	-	-

Total non-accrual loans	725	234

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$725	$234

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $10,300 and $2,700 for the three months ended June 30, 2020 and 2019, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $700 and $0 during the three months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020 and 2019, such interest income that would have been recognized on non-accrual loans totaled approximately $20,600 and $5,500, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $800 and $0 during the six months ended June 30, 2020 and 2019, respectively.

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

The following table provides information about the Company’s impaired loans at June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$240	$240	$-

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$241	$241	$-

5. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$241	$3	$243	$-

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$241	$6	$245	$-

The recorded investment in the one loan modified in a troubled debt restructuring totaled $240,101 and $240,858 at June 30, 2020 and December 31, 2019, respectively. This loan was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three and six months ended June 30, 2020 and 2019, there were no new TDR’s that occurred.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications generally involve principal and/or interest payment deferrals for up to six months. Interest continues to legally accrue, and the Company continues to record interest income, during the forbearance period. The Company offers several repayment options such as immediate repayment, repayment over a designated time period, or as a balloon payment at maturity. These modifications generally do not involve forgiveness or interest rate reductions. The CARES Act, along with a joint agency statement issued by banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Summary of Significant Accounting Policies for more information.

As of June 30, 2020, these COVID-19 related short-term loan concessions included two residential 1-4 family mortgage loans totaling $438,000 and two commercial and multi-family mortgage loans totaling $1,055,000.

5. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2020
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$149	$135	$2	$142	$12	$-	$440
Provision for loan losses	(18)	5	-	23	-		$10

Ending Balance	$131	$140	$2	$165	$12	$-	$450

	Three Months Ended
	June 30, 2019
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$148	$129	$1	$118	$12	$-	$408
Provision for loan losses	4	27	(1)	(4)	-	-	$26

Ending Balance	$152	$156	$-	$114	$12	$-	$434

	Six Months Ended
	June 30, 2020
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$-	$429
Provision for loan losses	(11)	6	-	25	1	-	$21

Ending Balance	$131	$140	$2	$165	$12	$-	$450

5. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30, 2019
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	7	28	(1)	(8)	-	-	$26

Ending Balance	$152	$156	$-	$114	$12	$-	$434

See Note 10 “Contingencies” for an additional discussion on the Company’s student loan portfolio.

6. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,567,115 and $1,749,520 as of June 30, 2020 and December 31, 2019, respectively. The advance at June 30, 2020 carried an interest rate of 2.2% and matures in June 2024.

See Note 4 to the consolidated financial statements regarding securities pledged as collateral for such advances.

Advances from the Federal Reserve Bank of New York totaled $5,999,171 and $0 at June 30, 2020 and December 31, 2019, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances have an interest rate of 0.35% and are collateralized by the related PPP loans. The advances must be repaid when the collateral loans are paid off. The collateral loans have a maturity of two years.

At June 30, 2020, the Company had a borrowing capacity at the FHLB of $28.0 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at June 30, 2020.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30,	December 31,
	2020	2019

Unrealized net loss on pension plan	$(1,505,432)	$(1,534,166)
Unrealized gain on securities available for sale	969,999	62,528

Accumulated other comprehensive loss before taxes	(535,433)	(1,471,638)

Tax effect	112,417	309,042

Accumulated other comprehensive loss	$(423,016)	$(1,162,596)

8. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2020 and December 31, 2019, the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since June 30, 2020 that management believes have changed the Association’s capital ratings.

The Basel III regulatory framework which was fully implemented and effective for the Association as of January 1, 2019 includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. Basel III also created a new capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each subsequent year by an additional 0.625 percent until it reached its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized With Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

June 30, 2020

Tangible Capital	11,404	12.75%	1,341	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,854	27.69%	4,495	10.500%	4,281	10.00%	4,495	10.50%
Common Equity Tier 1 Capital	11,404	26.64%	2,997	7.000%	2,783	6.50%	2,997	7.00%
Tier 1 Risk-based Capital	11,404	26.64%	3,639	8.500%	3,425	8.00%	3,639	8.50%
Tier 1 Leverage Capital	11,404	12.75%	3,577	4.000%	4,471	5.00%	N/A	N/A

December 31, 2019

Tangible Capital	11,653	13.39%	1,305	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,082	26.81%	4,732	10.500%	4,506	10.00%	4,732	10.50%
Common Equity Tier 1 Capital	11,653	25.86%	3,154	7.000%	2,929	6.50%	3,154	7.00%
Tier 1 Risk-based Capital	11,653	25.86%	3,830	8.500%	3,605	8.00%	3,830	8.50%
Tier 1 Leverage Capital	11,653	13.39%	3,480	4.000%	4,350	5.00%	N/A	N/A

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2020 and

December 31, 2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2020:
Securities available for sale	$48,630,972	$-	$48,630,972	$-

December 31, 2019:
Securities available for sale	$37,978,622	$-	$37,978,622	$-

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

There were no assets measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

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

Loans Receivable

The net loan portfolio at June 30, 2020 has been valued using an exit price approach incorporating discounts for credit and liquidity. This is not comparable with the fair values used for December 31, 2019, which are based on entrance prices. For December 31, 2019, the loan portfolio was valued using a present value discounted cash flow where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk (Level 3).

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

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

Off-Balance-Sheet Instruments (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$1,904	$1,904	$1,820	$1,820
Certificates of deposit	500	486	999	997
Securities held to maturity	423	444	424	441
Securities available for sale	48,631	48,631	37,979	37,979
Loans receivable	42,215	42,624	39,840	39,382
FHLB and other stock, at cost	234	234	236	236
Accrued interest receivable	502	502	503	503

Financial liabilities:
Deposits	78,085	78,371	71,899	72,224
Borrowings	7,566	7,616	1,750	1,761

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

10. CONTINGENCIES

The Company has a $5.0 million student loan portfolio of which $2.9 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $50,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax in 2018 and we expect to have an estimate of our recovery sometime during 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as well as the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	the COVID-19 pandemic and its effects on the economic and business environments in which we operate;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate de novo or acquired branches, if any;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing an SBA lending program;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year 2019.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets increased $12.4 million, or 14.4%, to $98.7 million at June 30, 2020 from $86.2 million at December 31, 2019. The increase was primarily due to increases in securities available for sale and loan balances of $10.7 million and $2.4 million, respectively, partly offset by a decrease in certificates of deposit and deferred income tax balances of $499,000 and $197,000, respectively.

Securities available for sale increased $10.7 million, or 28.0%, to $48.6 million at June 30, 2020 from $38.0 million at December 31, 2019 primarily due to an increase in U.S. treasuries, U.S. agencies and mortgage-backed securities.

Net loans receivable increased $2.4 million, or 6.0%, to $42.2 million at June 30, 2020 from $39.8 million at December 31, 2019. The increase in loans receivable was primarily due to the origination of $6.1 million in SBA guaranteed Paycheck Protection Program (“PPP”) loans, partly offset by a decrease in the student loan, residential 1-4 family and commercial and multi-family real estate portfolios.

Certificates of deposit decreased $499,000 due to calls.

At June 30, 2020, our investment in bank-owned life insurance increased $30,000 to $2.4 million from $2.4 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes decreased $197,000, or 27.5%, to $517,000 at June 30, 2020, from $714,000 at December 31, 2019 primarily due to the increase in net unrealized gains on the available-for-sale investment portfolio.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses decreased $7,000, or 2.4%, to $286,000 at June 30, 2020, compared to $293,000 at December 31, 2019, mainly due to a reduction in prepaid assets.

Total deposits increased $6.2 million, or 8.6%, to $78.1 million at June 30, 2020 from $71.9 million at December 31, 2019. The increase resulted primarily from increases in non-interest bearing checking balances, certificates of deposit, savings, NOW and money market balances of $2.8 million, $1.5 million, $991,000, $786,000 and $185,000, respectively,

Advances from the FHLB decreased $182,000, or 10.4%, to $1.6 million at June 30, 2020, from $1.7 million at December 31, 2019. Advances from the Federal Reserve Bank of New York increased $6.0 million due to borrowings under the PPP facility to fund the $6.1 million in PPP loans. At June 30, 2020, we had the ability to borrow an additional $28.0 million, or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $12.0 million at June 30, 2020 from $11.4 million at December 31, 2019 resulting primarily from a decrease in other comprehensive loss of $740,000 due to higher unrealized gains in the available-for-sale investment portfolio, partly offset by a reduction of retained earnings of $159,000 due to losses recorded for the first six months of 2020.

Comparison of Results of Operations for the Quarters Ended June 30, 2020 and June 30, 2019

General. We recorded a net loss of $96,000 for the quarter ended June 30, 2020 compared to net loss of $101,000 for the quarter ended June 30, 2019. The decrease in net loss resulted primarily from lower non-interest expenses and provision for loan losses, partly offset by lower net interest income and non-interest income.

Net Interest Income. Net interest income decreased $70,000 to $451,000 for the three months ended June 30, 2020 compared to $521,000 for the three months ended June 30, 2019, primarily due to an increase in interest expense and a decrease in interest and dividend income. Interest expense increased $51,000, or 37.3%, to $189,000 for the 2020 quarter, compared to $137,000 for the 2019 quarter. Interest and dividend income decreased $19,000, or 2.9%, to $640,000 for the three months ended June 30, 2020 from $659,000 for the three months ended June 30, 2019.

The average yield on our loans decreased 37 basis points, the average yield on our investment securities increased 21 basis points and the average yield on mortgage-backed securities decreased 48 basis points during the quarter ended June 30, 2020 compared to the same quarter in 2019. Our net interest rate spread decreased 73 basis points to 1.92% for the quarter ended June 30, 2020 from 2.65% for the quarter ended June 30, 2019 and our net interest margin decreased 68 basis points to 2.08% for the 2020 quarter from 2.76% for the 2019 quarter. Average interest-earning assets increased $11.5 million, or 15.2%, to $87.3 million for the quarter ended June 30, 2020 from $75.7 million for the second quarter of 2019.

Interest and Dividend Income. Interest and dividend income decreased $19,000, or 2.9%, to $640,000 for the quarter ended June 30, 2020 from $659,000 for the quarter ended June 30, 2019. The decrease resulted primarily from a decrease in interest income on loans and mortgage-backed securities of $37,000, or 8.2% and $21,000, or 11.8%, respectively, partly offset by a $34,000, or 125.6% increase in interest income on investment securities.

Interest income on loans decreased $37,000, or 8.2%, to $416,000 for the quarter ended June 30, 2020 from $453,000 for the quarter ended June 30, 2019. The decrease resulted primarily from a decrease of 37 basis points in the average yield on loans.

Interest and dividend income on investment securities increased $34,000 primarily due to a $5.8 million increase in average balances to $11.4 million for the quarter ended June 30, 2020 from $5.6 million for the quarter ended June 30, 2019 and a 21 basis point increase in yield to 2.18% for the 2020 quarter from 1.97% for the 2019 quarter. Interest income on mortgage backed securities decreased $21,000 primarily due to a 48 basis point reduction in yield to 1.98% for the quarter ended June 30, 2020 from 2.46% for the quarter ended June 30, 2019, partly offset by a $2.9 million increase in average balances. Interest income on federal funds sold and other earning assets increased $4,000 to $8,000 for the three months ended June 30, 2020 from $4,000 for the three months ended June 30, 2019. This increase was mainly due to receiving interest on bank certificates of deposit.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB and Federal Reserve increased $51,000, or 37.3%, to $189,000 for the quarter ended June 30, 2020 from $137,000 for the quarter ended June 30, 2019. The increase was primarily due to an increase of $53,000 in interest expense on deposits partly offset by a $1,000 decrease in interest expense on FHLB and Federal Reserve advances. The cost of interest-bearing liabilities for the quarter ended June 30, 2020 increased 19 basis points to 1.03% compared to 0.84% for the quarter ended June 30, 2019. Average interest-bearing liabilities increased $7.8 million, or 11.8%, to $73.6 million for the quarter ended June 30, 2020 from $65.9 million for the quarter ended June 30, 2019. The average balance of certificate of deposit, savings, money market and NOW deposits increased $6.6 million, $431,000, $157,000 and $108,000, respectively. The average balance of FHLB advances decreased $614,000 for the quarter ended June 30, 2020 to $1.6 million from $2.2 million for the quarter ended June 30, 2019, while the average balance of advances from the Federal Reserve increased $1.4 million.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2020 we recorded a $10,000 provision compared to a $26,000 provision for the quarter ended June 30, 2019. The allowance for loan losses was $450,000 at June 30, 2020 compared to $429,000 at December 31, 2019. There were no charge-offs or recoveries during the quarters ended June 30, 2020 and June 30, 2019. (See Note 9 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Non-interest Income. Non-interest income decreased $24,000, or 42.9%, to $31,000 for the quarter ended June 30, 2020 from $55,000 for the quarter ended June 30, 2019. The decrease was primarily due to lower fees received on bank products and services.

Non-interest Expense. Non-interest expense decreased $80,000, or 11.9%, to $596,000 for the quarter ended June 30, 2020 from $676,000 for the quarter ended June 30, 2019. The decrease was primarily due to decreases in professional fees and compensation and benefits, partly offset by higher occupancy and equipment costs. Professional fees decreased $62,000, or 37.4%, primarily due to lower legal expenses. Compensation and benefits expense decreased $25,000, or 7.7%, primarily due to lower costs of benefits. Occupancy and equipment expense increased $4,000, or 7.7%, primarily due to higher real estate taxes.

Income Tax Expense. We recorded a $27,000 income tax benefit for the quarter ended June 30, 2020 compared to a $25,000 income tax benefit for the quarter ended June 30, 2019. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the six months ended June 30, 2020 and June 30, 2019

General. We recorded a net loss of $159,000 for the six months ended June 30, 2020 compared to net loss of $147,000 for the six months ended June 30, 2019. The increase in net loss resulted primarily from lower net interest income and non-interest income partly offset by lower non-interest expenses.

Net Interest Income. Net interest income decreased $135,000, or 12.7%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to higher interest expense. Interest and dividend income increased $7,000, or 0.5%, for the six months ended June 30, 2020 compared to the same period in 2019. Interest expense increased $142,000, or 57.1%, primarily due to increased balances and rates on CD’s.

Interest income on loans decreased $68,000, or 7.3%. The decrease in interest income on loans was primarily due to lower loan yields and average balances. Average loan balances decreased $1.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The yield on the loan portfolio decreased 22 basis points from 4.44% for the six months ended June 30, 2019 to 4.22% for the six months ended June 30, 2020. Interest income on investment securities increased $63,000 or 116.7% primarily due to higher average balances and yields. The average balance of investment securities increased $4.7 million for the six months ended June 30, 2020 compared to the same period in 2019, while the average yield increased 34 basis points to 2.3% for the six months ended June 30, 2020 from 1.96% for the six months ended June 30, 2019. Interest on mortgage backed securities remained relatively unchanged at $327,000 compared to $326,000 for the six months ended June 30, 2019. The average yield on mortgage-backed securities decreased 37 basis points to 2.12% for the six months ended June 30, 2020, but was offset by the increase of $4.8 million in average balances.

Our net interest rate spread decreased 76 basis points to 2.04% for the six months ended June 30, 2020 from 2.80% for the six months ended June 30, 2019, and our net interest margin decreased 69 basis points to 2.21% for the 2020 period from 2.90% for the 2019 period. Average interest-earning assets increased $10.6 million to $84.9 million for the six months ended June 30, 2020 from $74.4 million for the prior year period.

Interest and Dividend Income. Interest and dividend income increased $7,000, or 0.5% to $1.3 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. The increase resulted primarily from increases in income from investment securities and federal funds sold and other earning assets of $63,000 and $10,000, respectively. These increases were partly offset by a $68,000 decrease in interest income on loans.

Interest income on investment securities increased $63,000, or 116.7%, primarily due to higher average balances and yields on the portfolio for the six months ended June 30, 2020. Average balances increased $4.7 million while the yield increased 34 basis points to 2.30%. Interest income on mortgage-backed securities increased $1,000 or 0.44% compared to the prior year’s period. Yields on mortgage-backed securities decreased 37 basis points to 2.12%, but was offset by an increase in average balances. The average balance in the mortgage-backed portfolio increased $4.8 million to $31.1 million from $26.3 million or 18.1% compared to the same period in 2019.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB and Federal Reserve increased $142,000, or 57.1%, to $391,000 for the six months ended June 30, 2020 from $249,000 for the six months ended June 30, 2019. The increase was primarily due to an increase of $146,000 in interest expense on deposits partly offset by a $4,000 decrease in interest expense on FHLB and Federal Reserve advances. The cost of interest-bearing liabilities for the six months ended June 30, 2020 increased 32 basis points to 1.09% compared to 0.77% for the six months ended June 30, 2019. Average interest-bearing liabilities increased $7.3 million, or 11.2% to $72.2 million for the six months ended June 30, 2020 from $65.0 million for the six months ended June 30, 2019. The average balance of certificates of deposit increased $7.9 million, while the average balances for NOW, savings and money market deposits decreased $436,000, $35,000 and $301,000, respectively. The average balance of FHLB advances decreased $596,000 to $1.6 million from $2.2 million for the six months ended June 30, 2020, while the average balance of advances from the Federal Reserve increased $692,000.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2020 we recorded a provision of $21,000 compared to $26,000 for the same period in 2019. The allowance for loan losses was $450,000 at June 30, 2020 and $429,000 at December 31, 2019. There were no charge offs or recoveries during the six months ended June 30, 2020 and June 30, 2019. (See Note 9 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Non-interest Income. Non-interest income decreased $26,000 or 26.9% to $71,000 for the six months ended June 30, 2020 from $97,000 for the six month period ended June 30, 2019. The decrease was primarily due to lower fees received on bank products and services.

Non-interest Expense. Non-interest expense decreased $138,000, or 10.4%, to $1.2 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. The decrease was primarily due to lower compensation and benefits, lower professional fees and a reduction in FDIC insurance premiums, partly offset by higher occupancy and equipment costs. Professional fees decreased $89,000, or 30.1%, primarily due to lower legal expenses. Compensation and benefits expense decreased $50,000, or 7.8%, primarily due to lower costs of benefits. Occupancy and equipment expense increased $4,000, or 3.2%, primarily due to higher real estate taxes.

Income Tax Expense. We recorded a $45,000 income tax benefit for the six months ended June 30, 2020 compared to a $39,000 income tax benefit for the six months ended June 30, 2019. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 11, 2020	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

