Form 10-Q
period 2020-09-30
Sunnyside Bancorp, Inc.
filed 2020-11-10
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

YES [  ] NO [X]

As of November 10, 2020, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Cash and cash equivalents	$1,677,338	$1,820,482
Certificate of deposits	500,000	999,262
Securities held to maturity, net; approximate fair value
of $442,000 (September 30, 2020) and $441,000 (December 31, 2019)	421,747	424,294
Securities available for sale	47,439,983	37,978,622
Loans receivable, net	41,554,502	39,839,882
Premises and equipment, net	1,025,829	1,052,512
Federal Home Loan Bank of New York and other stock, at cost	230,000	235,800
Accrued interest receivable	489,275	503,280
Cash surrender value of life insurance	2,425,068	2,381,554
Deferred income taxes	527,475	714,120
Other assets	348,723	292,709

Total assets	$96,639,940	$86,242,517

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$76,422,459	$71,899,432
Borrowings	7,474,329	1,749,520
Advances from borrowers for taxes and insurance	298,892	548,621
Other liabilities	550,805	640,613

Total liabilities	84,746,485	74,838,186

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,103,393	7,092,368
Unallocated common stock held by the Employee Stock Ownership Plan	(383,137)	(399,974)
Retained earnings	5,637,695	5,866,598
Accumulated other comprehensive (loss)	(472,431)	(1,162,596)

Total stockholders’ equity	11,893,455	11,404,331

Total liabilities and stockholders’ equity	$96,639,940	$86,242,517

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Interest and dividend income:
Loans	$420,899	$475,311
Investment securities	57,061	42,514
Mortgage-backed securities	124,285	159,940
Federal funds sold and other earning assets	6,367	12,422

Total interest and dividend income	608,612	690,187

Interest expense:
Deposits	148,351	168,590
Borrowings	13,575	10,939

Total interest expense	161,926	179,529

Net interest income	446,686	510,658

Provision for loan losses	9,835	-

Net interest income after provision for loan losses	436,851	510,658

Non-interest income:
Fees and service charges	20,426	24,913
Income on bank owned life insurance	14,001	15,612

Total non-interest income	34,427	40,525

Non-interest expense:
Compensation and benefits	272,423	320,365
Occupancy and equipment, net	64,569	65,010
Data processing service fees	73,394	72,666
Professional fees	90,955	114,967
Federal deposit insurance premiums	727	(4,791)
Advertising and promotion	14,076	18,371
Other	47,477	44,148

Total non-interest expense	563,621	630,736

Income (loss) before income tax (benefit)	(92,343)	(79,553)

Income tax (benefit)	(22,567)	(25,510)

Net income (loss)	$(69,776)	$(54,043)

Basic and diluted income (loss) per share	$(0.09)	$(0.07)

Weighted average shares outstanding, basic and diluted	754,697	752,452

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Interest and dividend income:
Loans	$1,275,624	$1,397,741
Investment securities	174,299	96,604
Mortgage-backed securities	451,258	485,465
Federal funds sold and other earning assets	30,966	27,159

Total interest and dividend income	1,932,147	2,006,969

Interest expense:
Deposits	519,699	394,149
Borrowings	32,802	34,026

Total interest expense	552,501	428,175

Net interest income	1,379,646	1,578,794

Provision for loan losses	30,613	26,231

Net interest income after provision for loan losses	1,349,033	1,552,563

Non-interest income:
Fees and service charges	60,824	90,904
Income on bank owned life insurance	43,514	46,164
Gain on call of bank certificate of deposit	703	-

Total non-interest income	105,041	137,068

Non-interest expense:
Compensation and benefits	865,337	963,760
Occupancy and equipment, net	187,894	184,484
Data processing service fees	219,097	219,101
Professional fees	296,798	409,653
Federal deposit insurance premiums	5,542	4,632
Advertising and promotion	36,863	44,718
Other	139,088	129,301

Total non-interest expense	1,750,619	1,955,649

Income (loss) before income tax (benefit)	(296,545)	(266,018)

Income tax (benefit)	(67,642)	(64,537)

Net income (loss)	$(228,903)	$(201,481)

Basic and diluted income (loss) per share	$(0.30)	$(0.27)

Weighted average shares outstanding, basic and diluted	754,140	751,897

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Net income (loss)	$(69,776)	$(54,043)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	14,367	16,851
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(76,917)	107,329

Other comprehensive income (loss), before tax	(62,550)	124,180

Income tax expense (benefit) related to items of other comprehensive income (loss)	(13,135)	26,078

Other comprehensive income (loss), net of tax	(49,415)	98,102

Comprehensive income (loss)	$(119,191)	$44,059

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Net income (loss)	$(228,903)	$(201,481)

Other comprehensive income (loss), before tax:
Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	43,101	50,553
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	830,554	789,227

Other comprehensive income (loss), before tax	873,655	839,780

Income tax expense (benefit) related to items of other comprehensive income (loss)	183,490	176,357

Other comprehensive income (loss), net of tax	690,165	663,423

Comprehensive income (loss)	$461,262	$461,942

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2020 and 2019

(Unaudited)

		Additional	Unallocated		Accumulated Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at June 30, 2019	$7,935	$7,078,344	$(411,079)	$6,057,316	$(1,424,371)	$11,308,145

Net loss for the three months
ended September 30, 2019	-	-	-	(54,043)	-	(54,043)

ESOP shares allocated or committed to be
released	-	1,528	6,870	-	-	8,398

Restricted stock awards earned	-	5,513	-	-	-	5,513

Purchase of stock for ESOP	-	-	(1,318)	-	-	(1,318)

Other comprehensive income, net of tax	-	-	-	-	98,102	98,102

Balance at September 30, 2019	$7,935	$7,085,385	$(405,527)	$6,003,273	$(1,326,269)	$11,364,797

Balance at June 30, 2020	$7,935	$7,103,641	$(388,749)	$5,707,471	$(423,016)	$12,007,282

Net loss for the three months ended September 30, 2020	-	-	-	(69,776)	-	(69,776)

ESOP shares allocated or committed to be released	-	(248)	6,092	-	-	5,844

Restricted stock awards earned	-	-	-	-	-	-

Purchase of stock for ESOP	-	-	(480)	-	-	(480)

Other comprehensive income, net of tax	-	-	-	-	(49,415)	(49,415)

Balance at September 30, 2020	$7,935	$7,103,393	$(383,137)	$5,637,695	$(472,431)	$11,893,455

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-in	Common Stock	Retained	Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2018	$7,935	$7,064,299	$(422,184)	$6,204,754	$(1,989,692)	$10,865,112

Net loss for the nine months
ended September 30, 2019	-	-	-	(201,481)	-	(201,481)

ESOP shares allocated or committed to be released	-	4,548	19,940	-	-	24,488

Restricted stock awards earned	-	16,538	-	-	-	16,538

Purchase of stock for ESOP	-	-	(3,283)	-	-	(3,283)

Other comprehensive income, net of tax	-	-	-	-	663,423	663,423

Balance at September 30, 2019	$7,935	$7,085,385	$(405,527)	$6,003,273	$(1,326,269)	$11,364,797

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

Net loss for the nine months ended September 30, 2020	-	-	-	(228,903)	-	(228,903)

ESOP shares allocated or committed to be released	-	-	17,317	-	-	17,317

Restricted stock awards earned	-	11,025	-	-	-	11,025

Purchase of stock for ESOP	-	-	(480)	-	-	(480)

Other comprehensive income, net of tax	-	-	-	-	690,165	690,165

Balance at September 30, 2020	$7,935	$7,103,393	$(383,137)	$5,637,695	$(472,431)	$11,893,455

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(228,903)	$(201,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	83,602	82,366
Amortization of premiums and accretion of discounts, net	198,516	118,321
Amortization of deferred loan fees and costs, net	8,676	63,905
Provision for loan losses	30,613	26,231
Gain on call of certificates of deposit	(703)	-
Decrease (increase) in accrued interest receivable	14,005	(23,976)
Increase in cash surrender value of life insurance	(43,514)	(46,164)
Amortization of stock compensation plans	28,342	41,026
Net increase in other assets	(52,859)	(145,959)
Net (decrease) increase in other liabilities	(46,707)	16,940

Net cash used in operating activities	(8,932)	(68,791)

Cash flows from investing activities:
Repayment and maturities of certificates of deposit	500,000	-
Purchases of securities available for sale	(51,931,558)	(15,705,412)
Repayments and maturities of securities held to maturity	2,744	2,456
Repayments and maturities of securities available for sale	43,102,003	7,446,886
Loans purchased	-	(1,916,072)
Loan principal repayments, net of originations	(1,753,909)	2,989,756
Purchases of bank premises and equipment	(56,919)	(7,056)
Redemption of FHLB stock	5,800	91,000

Net cash used in investing activities	(10,131,839)	(7,098,442)

Cash flows from financing activities:
Net increase in deposits	4,523,027	9,286,661
Net decrease in advances from borrowers for taxes and insurance	(249,729)	(230,568)
Net decrease in short-term borrowings	-	(3,750,000)
Proceeds from long term borrowings	5,999,171	1,900,000
Repayment of long term borrowings	(274,362)	(60,027)
Purchase of stock for ESOP	(480)	(3,283)

Net cash provided by financing activities	9,997,627	7,142,783

Net decrease in cash and cash equivalents	(143,144)	(24,450)

Cash and cash equivalents at beginning of year	1,820,482	1,217,621

Cash and cash equivalents at end of period	$1,677,338	$1,193,171

Supplemental Information:

Cash paid for:
Interest	$546,562	$426,628
Income taxes	$12,359	$3,369

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

The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ended December 31, 2020, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2020 and December 31, 2019, the Company had no securities classified as held for trading.

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Employee Benefits (Cont’d)

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three month period ended September 30, 2020 and 2019, the Company recognized approximately $0 and $5,500, respectively, in expense. For the nine month period ended September 30, 2020 and 2019, the Company recognized approximately $11,000 and $16,500, respectively, in expense. These awards were fully expensed as of June 30, 2020. There were no stock options outstanding as of September 30, 2020.

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentration of Credit Risk and Interest-Rate Risk (Cont’d)

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”). Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

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

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2020 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

3. CERTIFICATES OF DEPOSIT

	September 31,	December 31,
	2020	2019

Maturing in:
After five to ten years	$500,000	$999,262

4. SECURITIES

	September 30, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,976	$20,038	$-	$367,014
Mortgage-backed securities	74,771	568	-	75,339

	$421,747	$20,606	$-	$442,353

Securities available for sale:
U.S. government and agency obligations	$17,789,235	$77,323	$2,049	$17,864,509
Mortgage-backed securities	28,757,666	825,483	7,675	29,575,474

	$46,546,901	$902,806	$9,724	$47,439,983

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,806	$15,635	$-	$362,441
Mortgage-backed securities	77,488	1,491	-	78,979

	$424,294	$17,126	$-	$441,420

Securities available for sale:
U.S. government and agency obligations	$7,832,355	$6,943	$58,764	7,780,534
Mortgage-backed securities	30,083,739	190,318	75,969	30,198,088

	$37,916,094	$197,261	$134,733	$37,978,622

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $1.1 million, $16.0 million and $11.7, respectively, at September 30, 2020. ($1.7 million, $19.5 million and $9.0 million, respectively, at December 31, 2019).

There were no sales of securities held to maturity or available for sale for the three and nine months ended September 30, 2020 and 2019, respectively.

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

4. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at September 30, 2020 and December 31, 2019, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$7,499,911	$7,499,892
After one to five years	-	-	1,003,757	1,032,766
After five to ten years	-	-	1,928,627	1,981,801
After ten years	421,747	442,353	36,114,606	36,925,524

	$421,747	$442,353	$46,546,901	$47,439,983

	December 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$499,851	$499,866
After one to five years	-	-	1,297,811	1,301,605
After five to ten years	-	-	1,484,831	1,482,981
After ten years	424,294	441,420	34,633,601	34,694,170

	$424,294	$441,420	$37,916,094	$37,978,622

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2020 and December 31, 2019, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	7,997,893	2,049	-	-
Mortgage-backed securities	1,293,113	5,277	89,715	2,398

	9,291,006	7,326	89,715	2,398

	$9,291,006	$7,326	$89,715	$2,398

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

4. SECURITIES (Cont’d)

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

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of six and 30 securities were in an unrealized loss position at September 30, 2020 and December 31, 2019, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020 and December 31, 2019 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale with a carrying value of approximately $3.1 million as of September 30, 2020 ($6.1 million at December 31, 2019), have been pledged to secure advances from the Federal Home Loan Bank of New York.

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2020	2019
Mortgage loans:
Residential 1-4 family	$15,068,105	$17,894,014
Commercial and multi-family	15,020,375	14,917,754
Home equity lines of credit	199,543	206,281

	30,288,023	33,018,049

Other loans:
Student	4,452,027	5,888,955
Commercial	7,347,704	1,190,944
Passbook	24,430	-

	11,824,161	7,079,899

Total loans	42,112,184	40,097,948

Less:
Deferred loan fees (costs and premiums), net	98,161	(170,842)
Allowance for loan losses	459,521	428,908

	557,682	258,066

	$41,554,502	$39,839,882

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses which were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2020, the Company had 90 PPP loans outstanding, with an outstanding principal balance of $6.1 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial Loan class. The entire balance of the PPP loans are pledged to secure advances from the Federal Reserve Bank of New York.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $124,000 and $132,000 at September 30, 2020 and December 31, 2019, respectively.

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (CONT’D)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	September 30,
	2020	2019

Balance at beginning of period	$449,686	$434,063
Provision for loan losses	9,835	-

Balance at end of period	$459,521	$434,063

	Nine Months Ended
	September 30,
	2020	2019

Balance at beginning of period	$428,908	$407,832
Provision for loan losses	30,613	26,231

Balance at end of period	$459,521	$434,063

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2020 and December 31, 2019. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (CONT’D)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2020
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$15,068	$13,624	$200	$4,237	$7,372	$40,501
Special Mention	-	829	-	94	-	923
Substandard	-	567	-	121	-	688

	$15,068	$15,020	$200	$4,452	$7,372	$42,112

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (CONT’D)

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

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2020
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$245	$245	$14,823	$15,068	$-
Commercial real estate and multi-family	-		256	256	14,764	15,020	-
Home equity lines of credit	-	-	-	-	200	200	-
Student	136	16	121	273	4,179	4,452	-
Commercial and other	-	-	-	-	7,372	7,372	-

	$136	$16	$622	$774	$41,338	$42,112	$-

	December 31, 2019
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$3	$249	$-	$252	$17,642	$17,894	$-
Commercial real estate and multi-family	851	54	234	1,139	13,779	14,918	-
Home equity lines of credit	-	-	-	-	206	206	-
Student	61	104	-	165	5,724	5,889	-
Commercial and other	-	-	-	-	1,191	1,191	-

	$915	$407	$234	$1,556	$38,542	$40,098	$-

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (CONT’D)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2020	2019
	(In thousands)

Residential 1-4 family	$245	$-
Commercial real estate and multi-family	256	234
Home equity lines of credit	-	-
Student	215	-
Commercial and other	-	-

Total non-accrual loans	716	234

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$716	$234

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $9,900 and $1,900 for the three months ended September 30, 2020 and 2019, respectively. The amount of interest recognized on non-accrual loans was $1,700 and $0 for the the three months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020 and 2019, such interest income that would have been recognized on non-accrual loans totaled approximately $29,600 and $7,400, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $4,700 and $0 during the nine months ended September 30, 2020 and 2019, respectively.

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

The following table provides information about the Company’s impaired loans at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$239	$239	$-

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$241	$241	$-

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$240	$4	$241	$4

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$240	$11	$245	$4

The recorded investment in a loan modified in a troubled debt restructuring totaled $239,313 at September 30, 2020 ($240,858 at December 31, 2019), which was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three and nine months ended September 30, 2020 and 2019, there were no new TDR’s that occurred.

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

As of September 30, 2020, the Company did not have any COVID-19 related deferments. In the second quarter of 2020, the Company made COVID-19 related short-term loan concessions to two residential 1-4 family mortgage loan totaling $438,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of September 30, 2020, one of these loans has paid off and the remaining three loans have come out of the deferment period.

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2020
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$131	$140	$2	$165	$12	$-	$450
Provision for loan losses	(6)	4	-	13	(1)		10

Ending Balance	$125	$144	$2	$178	$11	$-	$460

	Three Months Ended
	September 30, 2019
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$152	$156	$-	$114	$12	$-	$434
Provision for loan losses	(7)	(21)	-	29	(1)	-	-

Ending Balance	$145	$135	$-	$143	$11	$-	$434

	Nine Months Ended
	September 30, 2020
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$-	$429
Provision for loan losses	(17)	10	-	38	-	-	31

Ending Balance	$125	$144	$2	$178	$11	$-	$460

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

5. LOANS RECEIVABLE, NET (CONT’D)

	Nine Months Ended
	September 30, 2019
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
			(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	-	7	(1)	21	(1)		26

Ending Balance	$145	$135	$-	$143	$11	$-	$434

6. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,475,158 and $1,749,520 as of September 30, 2020 and December 31, 2019, respectively. The advance at September 30, 2020 carried an interest rate of 2.2% and matures in June 2024.

See Note 4 to the consolidated financial statements regarding securities pledged as collateral for such advances.

Advances from the Federal Reserve Bank of New York totaled $5,999,171 and $0 at September 30, 2020 and December 31, 2019, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances have an interest rate of 0.35% and are collateralized by the related PPP loans. The advances must be repaid when the collateral loans are paid off. The collateral loans have a maturity of two years.

At September 30, 2020, the Company had a borrowing capacity at the FHLB of $27.6 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at September 30, 2020.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2020	2019

Unrealized net loss on pension plan	$(1,491,065)	$(1,534,166)
Unrealized gain (loss) on securities available for sale	893,082	62,528

Accumulated other comprehensive loss before taxes	(597,983)	(1,471,638)

Tax effect	125,552	309,042

Accumulated other comprehensive loss	$(472,431)	$(1,162,596)

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2020 and December 31, 2019, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

September 30, 2020

Tangible Capital	$11,339	12.33%	$1,379	1.50%	$ N/A	N/A	$ N/A	N/A
Total Risked-based Capital	11,798	28.59%	4,333	10.500%	4,127	10.00%	4,333	10.50%
Common Equity Tier 1 Capital	11,339	27.48%	2,889	7.000%	2,682	6.50%	2,889	7.00%
Tier 1 Risk-based Capital	11,339	27.48%	3,508	8.500%	3,301	8.00%	3,508	8.50%
Tier 1 Leverage Capital	11,339	12.33%	3,678	4.000%	4,598	5.00%	N/A	N/A

December 31, 2019

Tangible Capital	11,653	13.39%	1,305	1.500%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,082	26.81%	4,732	10.500%	4,506	10.00%	4,732	10.50%
Common Equity Tier 1 Capital	11,653	25.86%	3,154	7.000%	2,929	6.50%	3,154	7.00%
Tier 1 Risk-based Capital	11,653	25.86%	3,830	8.500%	3,605	8.00%	3,830	8.50%
Tier 1 Leverage Capital	11,653	13.39%	3,480	4.000%	4,350	5.00%	N/A	N/A

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2020 and December 31, 2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES

A. Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2020:
Securities available for sale	$47,439,983	$-	$47,439,983	$-

December 31, 2019:
Securities available for sale	$37,978,622	$-	$37,978,622	$-

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2020:
Impaired residential 1-4 family loan	$239,313	$-	$-	$239,313

December 31, 2019:
Impaired residential 1-4 family loan	$240,858	$-	$-	$240,858

The above asset class was valued using estimated cash flows at a discounted interest rate of 6%.

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Sunnyside BANCORP, INC AND SUBSIDIARY

Form 10-Q

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$1,677	$1,677	$1,820	$1,820
Certificate of deposit	500	484	999	997
Securities held to maturity	422	442	424	441
Securities available for sale	47,440	47,440	37,979	37,979
Loans receivable	41,555	41,877	39,840	39,382
FHLB and other stock, at cost	230	230	236	236
Accrued interest receivable	489	489	503	503

Financial liabilities:
Deposits	76,422	76,656	71,899	72,224
Borrowings	7,474	7,522	1,750	1,761

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

10. CONTINGENCIES

The Company has a $4.5 million student loan portfolio of which $2.8 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $47,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets increased $10.4 million, or 12.1%, to $96.6 million at September 30, 2020 from $86.2 million at December 31, 2019. The increase was primarily due to an increase in loans and securities available for sale. Securities available for sale increased $9.5 million, or 24.9%, to $47.4 million at September 30, 2020 from $38.0 million at December 31, 2020. Loans increased $1.7 million, or 4.3%, to $41.6 million at September 30, 2020 from $39.8 million at December 31, 2019.

Securities available for sale increased $9.5 million, or 24.9%, to $47.4 million at September 30, 2020 from $38.0 million at December 31, 2019. Securities held to maturity decreased $2.000, or 0.6%, to $422,000 at September 30, 2020 from $424,000 at December 31, 2019. The increase in investment securities was primarily funded by an increase in deposit liabilities.

Net loans receivable increased $1.7 million, or 4.3%, to $41.6 million at September 30, 2020 from $39.8 million at December 31, 2019. The increase in loans receivable was primarily due to the origination of $6.1 million in SBA guaranteed Paycheck Protection Program (“PPP”) loans, partly offset by a decrease in the student loan and residential 1-4 family real estate portfolios.

At September 30, 2020, our investment in bank-owned life insurance increased $44,000 to $2.4 million from $2.4 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes decreased $187,000, or 26.1% to $527,000 at September 30, 2020 from $714,000 at December 31, 2019. The decrease resulted primarily from the increase in unrealized gains on securities available for sale.

Federal Home Loan Bank of New York (“FHLB”) stock decreased $6,000, or 2.5%, to $230,000 at September 30, 2020 compared to $236,000 at December 31, 2019 due mainly to the reduction in the FHLB advances.

Other assets, consisting primarily of prepaid insurance premiums, prepaid assets and accounts receivable increased $56,000, or 19.1%, to $349,000 at September 30, 2020 from $293,000 at December 31, 2019 primarily due to an increase in prepaid expense and accounts receivable, partly offset by a decrease in prepaid insurance premiums.

Total deposits increased $4.5 million, or 6.3%, to $76.4 million at September 30, 2020 from $71.9 million at December 31, 2019. The increase resulted primarily from increases in non-interest bearing checking balances, savings, money market and NOW balances of $2.4 million, $2.1 million, $407,000 and $406,000, respectively,

Advances from the FHLB decreased $274,000, or 15.7%, to $1.5 million at September 30, 2020, from $1.7 million at December 31, 2019. Advances from the Federal Reserve Bank of New York increased $6.0 million due to borrowings under the PPP facility to fund the $6.1 million in PPP loans. At September 30, 2020, we had the ability to borrow an additional $27.5 million, or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased $489,000, or 4.3%, to $11.9 million at September 30, 2020 from $11.4 million at December 31, 2019 primarily due to an increase in unrealized gains in our investment portfolio included in accumulated other comprehensive income (loss), partly offset by a net loss of $229,000 for the nine months ended September 30, 2020.

Comparison of Results of Operations for the Quarters Ended September 30, 2020 and September 30, 2019

General. We recorded a net loss of $70,000 for the quarter ended September 30, 2020 compared to a net loss of $54,000 for the quarter ended September 30, 2019. The increase in net loss was primarily due to a decrease in net interest and non-interest income partly offset by a decrease in non-interest expense when comparing the 2020 quarter to the 2019 quarter.

Net Interest Income. Net interest income decreased $64,000, or 12.5%, to $447,000 for the quarter ended September 30, 2020 from $511,000 for the quarter ended September 30, 2019. Interest income on loans decreased $54,000, or 11.4%, primarily due to lower average balances and decrease in yield. Interest income on mortgage-backed securities decreased $36,000, or 22.3% primarily due to lower yields partly offset by higher average balances. Interest income on investment securities increased $15,000, or 34.2% primarily due to higher average balances, partly offset by a decrease in yield. Interest expense decreased $18,000, or 9.8% primarily due to lower rates on certificates of deposit partly offset by higher savings, NOW and money market deposit balances.

The average yield on our loans decreased 40 basis points, the average yield on our investment securities decreased 89 basis points and the average yield on mortgage-backed securities decreased 65 basis points during the quarter ended September 30, 2020 compared to the same quarter in 2019. Our net interest rate spread decreased 57 basis points to 1.80% for the quarter ended September 30, 2020 from 2.37% for the quarter ended September 30, 2019 and our net interest margin decreased 59 basis points to 1.92% for the 2020 quarter from 2.51% for the 2019 quarter. Average interest-earning assets increased $11.7 million, or 14.6%, to $92.4 million for the quarter ended September 30, 2020 from $80.7 million for the third quarter of 2019.

Interest and Dividend Income. Interest and dividend income decreased $82,000, or 11.8% to $609,000 for the quarter ended September 30, 2020 from $690,000 for the quarter ended September 30, 2019. The decrease resulted primarily from a decrease in interest income on loans and mortgage-backed securities of $54,000, or 11.4%, and $36,000, or 22.3%, respectively, partly offset by a $15,000, or 34.2% increase in interest income on investment securities.

Interest income on loans decreased $54,000, or 11.5%, to $421,000 for the quarter ended September 30, 2020 from $475,000 for the quarter ended September 30, 2019. The decrease resulted primarily from a $1.0 million decrease in average balances and a decrease of 40 basis points in the average yield on loans to 4.02% for the 2020 quarter from 4.42% for the 2019 quarter.

Interest and dividend income on investment securities increased $15,000 to $57,000 for the quarter ended September 30, 2020 from $43,000 for the quarter ended September 30, 2019. The increase was primarily due to a $10.0 million increase in average balances, partly offset by a 89 basis point decrease in yield to 1.28% for the quarter ended September 30, 2020 from 2.17% for the quarter ended September 30, 2019. Interest income on mortgage-backed securities decreased $36,000, or 22.3%, to $124,000 compared to $160,000 for the quarter ended September 30, 2019. The decrease was primarily due to a 65 basis point reduction in yield to 1.60% for the quarter ended September 30, 2020 from 2.25% for the quarter ended September 30, 2019, partly offset by a $2.7 million increase in average balances.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $18,000, or 9.8%, to $162,000 for the quarter ended September 30, 2020 from $180,000 for the quarter ended September 30, 2019. The decrease in interest expense was due to a decrease of 21 basis points in the cost of interest-bearing liabilities, primarily deposits, to 0.82% for the quarter ended September 30, 2020, from 1.03% for the quarter ended September 30, 2019, primarily due to lower interest paid on certificates of deposit reflecting decreasing market interest rates. Average interest-bearing liabilities increased $8.9 million, or 12.8%, to $78.2 million for the quarter ended September 30, 2020 from $69.3 million for the quarter ended September 30, 2019. The average balance of certificate of deposit, savings, money market and NOW deposits increased $1.3 million, $1.3 million, $186,000 and $1.1 million, respectively. The average balance of FHLB advances decreased $1.0 million for the quarter ended September 30, 2020 to $1.5 million from $2.6 million for the quarter ended September 30, 2019, while the average balance of advances from the Federal Reserve increased $6.0 million due to funding the $6.1 million in PPP loans.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $10,000 provision for loan losses recorded for the three month period ended September 30, 2020 and no provision for loan losses recorded for the three month period ended September 30, 2019. The allowance for loan losses was $460,000 at September 30, 2020 compared to $429,000 at December 31, 2019. During the quarters ended September 30, 2020 and September 30, 2019 there were no loan charge-offs or recoveries. (See Note 10 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Noninterest Income. Noninterest income decreased $6,000 to $34,000 for the quarter ended September 30, 2020 from $41,000 for the quarter ended September 30, 2019. The decrease was primarily due to a decrease in fees and service charges as well as lower income from bank owned life insurance.

Noninterest Expense. Non-interest expense decreased $67,000, or 10.6%, to $564,000 for the quarter ended September 30, 2020 from $631,000 for the quarter ended September 30, 2019. The decrease was primarily due to decreases in compensation and benefits and professional fees, partly offset by higher FDIC insurance premiums. Compensation and benefits expense decreased $48,000, or 15.0%, primarily due to lower costs of benefits. Professional fees decreased $24,000, or 20.9%, primarily due to lower legal expenses. FDIC premiums increased $6,000 because the FDIC returned overpayments to the Deposit Insurance Fund that were applied against premiums due in 2019.

Income Tax Expense (Benefit). We recorded a $23,000 income tax benefit for the quarter ended September 30, 2020 and a $26,000 income tax benefit for the quarter ended September 30, 2019. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Comparison of Results of Operations for the nine months ended September 30, 2020 and September 30, 2019

General. We recorded a net loss of $229,000 for the nine months ended September 30, 2020 compared to net loss of $201,000 for the nine months ended September 30, 2019. The increase in net loss was primarily due to a decrease in net interest income and non-interest income partly offset by a decrease in non-interest expense.

Net Interest Income. Net interest income decreased $199,000, or 12.6%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to higher interest expense and lower interest income. Interest and dividend income decreased $75,000, or 3.7%, for the nine months ended September 30, 2020 compared to the same period in 2019. Interest expense increased $124,000, or 29.0%, primarily due to increased balances and rates on certificates of deposit.

Interest income on loans decreased $122,000, or 8.7%. The decrease in interest income on loans was primarily due to lower loan yields and average balances. Average loan balances decreased $1.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The yield on the loan portfolio decreased 28 basis points to 4.15% for the nine months ended September 30, 2020 from 4.43% for the nine months ended September 30, 2019.

Interest on mortgage backed securities decreased $34,000, or 7.0%, primarily due to lower yield, partly offset by higher average balances. For the nine months ended September 30, 2020, yields on mortgage-backed securities decreased 47 basis points to 1.94% for the nine months ended September 30, 2020 from 2.41% for the nine months ended September 30, 2019. The decrease in yield was partly offset by a $4.0 million increase in average balances.

Interest income on investment securities increased $78,000 or 80.4% primarily due to higher average balances, partly offset by lower yields. The average balance of investment securities increased $6.5 million for the nine months ended September 30, 2020 compared to the same period in 2019, while the average yield decreased 22 basis points to 1.82% for the nine months ended September 30, 2020 from 2.04% for the nine months ended September 30, 2019. Our net interest rate spread decreased 69 basis points to 1.96% for the nine months ended September 30, 2020 from 2.65% for the nine months ended September 30, 2019, and our net interest margin decreased 65 basis points to 2.11% for the 2020 period from 2.76% for the 2019 period. Average interest-earning assets increased $11.0 million to $87.4 million for the nine months ended September 30, 2020 from $76.5 million for the prior year period.

Interest and Dividend Income. Interest and dividend income decreased $75,000, or 3.7% to $1.9 million for the nine months ended September 30, 2020 from $2.0 million for the nine months ended September 30, 2019. The decrease resulted primarily from a $122,000, or 8.7% decrease in interest income on loans and a $34,000, or 7.1% decrease in interest on mortgage-backed securities partly offset by a $78,000, or 80.4% increase in income on investment securities.

Interest income on loans decreased $122,000, or 8.7%, primarily due to a 28 basis point reduction in loan yields to 4.15% for the nine months ended September 30, 2020 from 4.43% for the nine months ended September 30, 2019 as well as a $1.1 million decrease in average balances.

Interest income on mortgage-backed securities decreased $34,000, or 7.0%, mainly due to a reduction in yields to 1.94% for the nine months ended September 30, 2020 from 2.41% for the nine months ended September 30, 2019. This reduction was partly offset by a $4.0 million increase in average balances.

Interest income on investment securities increased $78,000, or 80.4%, primarily due to higher average balances partly offset by lower yields. Average yields decreased 22 basis points to 1.82% for the nine month period ended September 30, 2020 from 2.04% for the nine month period ended September 30, 2019. The decrease in yield was offset by a $6.5 million increase in average balances to $12.8 million for the nine months ended September 30, 2020 from $6.3 million for the nine months ended September 30, 2019.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, increased $124,000, or 29.0%, to $553,000 for the nine months ended September 30, 2020 from $428,000 for the nine months ended September 30, 2019. The increase in interest expense was due to an increase in rates paid on interest-bearing liabilities and an increase in average balances. The yield on interest-bearing liabilities increased 13 basis points to 0.99% for the nine months ended September 30, 2020 compared to 0.86% for the same period in 2019. This increase was primarily due to higher rates paid on certificates of deposit. The average yield on certificates of deposit increased 16 basis point to 2.07% for the nine month period ended September 30, 2020 compared to 1.91% for the same period in 2019. The average rate paid on borrowings decreased 86 basis points to 1.08% for the nine months ended September 30, 2020 compared to 1.94% for the same period in 2019. Average certificate of deposit and other borrowing balances increased $5.7 million, or 22.3% and $1.7 million or 73.6%, respectively for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in borrowings was primarily the result of an increase in advances from the Federal Reserve Bank of New York of $6.0 million to fund PPP loans.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $31,000 provision for loan losses recorded for the nine month period ended September 30, 2020 and a $26,000 provision for loan losses recorded for the nine month period ended September 30, 2019. There were no charge-offs or recoveries of loans during the nine months ended September 30, 2020 and 2019, respectively. (See Note 10 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Noninterest Income. Noninterest income decreased $32,000, or 23.4%, to $105,000 for the nine months ended September 30, 2020 from $137,000 for the nine months ended September 30, 2019. The decrease was primarily due lower fees and service charges as well as a decrease in income on bank owned life insurance.

Noninterest Expense. Noninterest expense decreased $205,000, or 10.5%, to $1.8 million for the nine months ended September 30, 2020 from $2.0 million for the nine months ended September 30, 2019. The decrease was primarily due to decreases in compensation and benefits and professional fees. Compensation and benefits expense decreased $98,000, or 10.2%, primarily due to lower costs of benefits. Professional fees decreased $113,000, or 27.5%, primarily due to lower legal expenses.

Income Tax Expense (Benefit). We recorded a $68,000 income tax benefit for the nine months ended September 30, 2020 compared to a $65,000 income tax benefit for the nine months ended September 30, 2019. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 10, 2020	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

