Form 10-K
period 2020-12-31
Sunnyside Bancorp, Inc.
filed 2021-03-31
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2020.
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

YES [   ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price ($8.62) as of June 29, 2020 was $5,920,121.

As of March 29, 2021, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Shareholders.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	economic and/or policy changes related to the COVID - 19 pandemic;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

At December 31, 2020, Sunnyside Bancorp had consolidated assets of $97.5 million, liabilities of $85.9 million and equity of $11.6 million.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2020, $14.1 million, or 35.6%, of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $15.0 million, or 37.7% was comprised of commercial real estate and multi-family mortgage loans, $5.2 million, or 13.1% was comprised of Paycheck Protection Program (“PPP”) loans, $4.0 million, or 10.0%, was comprised of student loans and $1.4 million, or 3.6%, was comprised of commercial, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank (“FRB”) of New York. There was $6.5 million of borrowings outstanding at December 31, 2020.

For the year ended December 31, 2020, the Company recorded a net loss of $236,000 compared to net loss of $338,000 for the year ended December 31, 2019. Net interest income decreased $134,000, the provision for loan losses increased $ 28,000, and the tax benefit decreased $37,000, partly offset by an increase in non-interest income of $88,000 and a decrease of $213,000 in non-interest expense.

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

At December 31, 2020, $14.1 million, or 35.6%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2015 through 2019 are provided below:

●	The homeownership rate in Westchester County was 61.4%, compared to 53.9% in the State of New York;

●	The median home value in Westchester County was $540,600, compared to $313,700 in the State of New York;

●	The median household income in Westchester County was $96,610 compared to $68,486 in the State of New York;

●	Approximately 48.9% of the population of Westchester County held a bachelor’s degree or higher, compared to 36.6% in the State of New York; and

●	Approximately 8.4% of the population of Westchester County had incomes below poverty level, compared to 13.0% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2015 through 2019:

●	The homeownership rate in Putnam County and Rockland County was 81.8% and 68.3%, respectively, compared to 53.9% in the State of New York;

●	The median home value in Putnam County and Rockland County was $358,500 and $443,400, respectively, compared to $313,700 in the State of New York;

●	The median household income in Putnam County and Rockland County was $104,486 and $93,024, respectively, compared to $68,486 in the State of New York;

●	Approximately 39.6% and 41.1% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 36.6% in the State of New York; and

●	Approximately 5.2% and 12.5% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 13.0% in the State of New York.

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

We are a small community savings institution and as of June 30, 2020 (the latest date for which information is available), our market share was 0.05% of total FDIC-insured deposits in Westchester, making us the 29th largest out of 34 financial institutions in Westchester County based upon deposit share as of that date.

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2020, $14.1 million, or 35.6%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2020, $15.0 million, or 37.7% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions.

We also offer commercial loans that are not real estate secured, home equity lines of credit and other loans. At December 31, 2020, $6.6 million, or 16.7%, of our total loan portfolio was comprised of commercial loans, which included PPP loans, home equity and other loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2020 purchased loans accounted for $6.4 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$14,132	35.6%	$17,894	44.6%
Commercial and multi-family residential	14,954	37.7%	14,918	37.2%
PPP Loans	5,213	13.1%	-	0.0%
Home equity lines of credit	194	0.5%	206	0.5%
Student loans	3,972	10.0%	5,889	14.7%
Commercial and other loans	1,231	3.1%	1,191	3.0%
Total loans receivable	39,696	100.0%	40,098	100.0%
Less:
Deferred loan fees (costs and premiums)	29		(171)
Allowance for loan losses	401		429

Total loans receivable, net	39,266		39,840

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

		Commercial
	One-to-four	and multi-
	family	family	Home
	residential	residential	Equity
	real estate	real estate	lines of	Student	PPP	Other
	loans	loans	credit	Loans	Loans	loans	Total
Due During the
Years Ending
December 31,

2021	$1,110	$121,589	$-	$3,618	$-	$545,632	$671,949
2022	-	2,058,387	2,427	111,762	5,212,969	104,140	$7,489,685
2023	23,282	308,791	-	-	-	186,507	$518,580
2024 to 2025	784,760	2,962,556	-	262,548	-	-	$4,009,864
2026 to 2030	3,426,308	6,956,880	-	985,266	-	315,162	$11,683,616
2031 to 2035	3,429,949	-	191,368	60,622	-	-	$3,681,939
2036 and beyond	6,466,905	2,546,454	-	2,548,022	-	79,471	$11,640,852
	$14,132,314	$14,954,657	$193,795	$3,971,838	$5,212,969	$1,230,912	$39,696,485

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2020, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2021.

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$12,135	$1,996	$14,131
Commercial and multi-family residential	5,018	9,815	14,833
Home equity lines of credit	-	194	194
Student Loans	1,332	2,636	3,968
PPP Loans	5,213	-	5,213
Other loans	291	395	686
Total loans	$23,989	$15,036	$39,025

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2020, $14.1 million, or 35.6% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2020, 85.9% of our one- to four-family residential real estate loans were fixed-rate loans, and 14.1% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of January 1, 2021 was generally $548,250 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2020, we had $14.9 million in commercial and multi-family real estate loans, representing 37.7% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our emphasis on originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.9 million at December 31, 2020. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2020, our average commercial real estate loan had a balance of $482,000. At that same date, our largest commercial real estate relationship totaled $1.3 million and was performing in accordance with its repayment terms.

Paycheck Protection Program Loans (“PPP”). We originated $6.2 million in PPP loans in 2020 and have $5.2 million in outstanding balances at December 31, 2020. These loans mature in two years and carry a 1% interest rate. We earned fees on these loans ranging from 3% to 5%. These fees are amortized over the life of the loans and the remaining balance of unearned fees totaled $138,000 at December 31, 2020.

Student Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans totaled $2.6 million at December 31, 2020 and have repayment terms up to 20 years. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans totaled $1.4 million at December 31, 2020. At December 31, 2020, student loans totaled $4 million and represented 10.0% of our loan portfolio.

Management believes that offering student loans and other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Student loans and other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Commercial Loans and Other. To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2020, commercial and other loans totaled $1.2 million, or 3.1% of our loan portfolio.

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

At December 31, 2020, our home equity lines of credit totaled $194,000 and were performing in accordance with their repayment terms.

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

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2020, these types of purchased loans accounted for $6.4 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2020	2019
	(In thousands)

Total loans at beginning of year	$40,098	$43,249
Loans originated:
Real estate loans:
One-to four-family residential	-	550
Commercial and multi-family	2,799	1,349
Home equity lines of credit	-	200
Total real estate loans	2,799	2,099

PPP Loans	6,112	-
Student loans	-	-
Other	229	-
Total loans originated	$9,140	$2,099

Loans Purchased:
One-to four-family residential	-	1,916
Commercial and multi-family	-	-
Student loans	-	-
Total Loans Purchased	$-	$1,916

Loans Sold:
Commercial and multi-family	-	-
Other	-	-
Total Loans Sold	$-	$-
Deduct:
Principal repayments	$9,542	$7,166
Net loan activity	$(402)	$(3,151)
Total loans at end of year	$39,696	$40,098

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, our largest credit relationship totaled $1.3 million and was secured by commercial real estate. At December 31, 2020, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.3 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent for
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2020
Real estate loans:
One to four-family residential	-	$-	1	$243	1	$243
Commercial and multi-family	-	-	2	256	2	256
residential	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	2	43	1	30	3	73
Other loans	-	-	-	-	-	-
Total	2	$43	4	$529	6	$572

At December 31, 2019
Real estate loans:
One to four-family residential	3	$252	-	$-	3	$252
Commercial and multi-family	-	-	-	-	-	-
residential	2	905	1	234	3	1,139
Home equity lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Student	8	165	-	-	8	165
Other loans	-	-	-	-	-	-
Total	13	$1,322	1	$234	14	$1,556

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	$256	$-
Commercial and multi-family	243	234
Home equity lines of credit	-	-
Student loans	123	-
Other	-	-
Total	622	234

Accruing loans 90 days or more past due
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student loans	-	-
Other	-	-
Total loans 90 days or more past due	-	-

Total non-performing loans	622	234

Real estate owned	-	-
Other non-performing assets	-	-
Total non-performing assets	$622	$234

Troubled debt restructurings:
Real estate loans:
One-to four family residential	$239	$241
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other	-	-
Total	$239	$241

Ratios:
Total non-performing loans to total loans	1.57%	0.58%
Total non-performing loans to total assets	0.64%	0.27%
Total non-performing assets to total assets	0.64%	0.27%

For the year ended December 31, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $57,700. Interest income recognized on such loans for the year ended December 31, 2020 amounted to $6,000.

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2020 and 2019.

	At December 31,
	2020	2019
	(In thousands)

Classification of Assets
Substandard	$565	$369
Doubtful	-	-
Loss	-	-

Total Classified Asstes	$565	$369
Special Mention	$855	$475

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2020, we had no potential problem loans that are not accounted for above under “Classified Assets.” Please see “Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2020.

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

For 2020 and 2019, we recorded a provision of $122,000 and $94,000, respectively. The allowance for loan losses was $401,000 or 1.01% of total loans, at December 31, 2020, compared to $429,000, or 1.07% of total loans, at December 31, 2019. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2020	2019
	(In thousands)

Balance at beginning of year	$429	$408

Charge-offs:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student Loans	150	73
Other loans	-	-
Total charge-offs	150	73

Recoveries:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other loans	-	-
Total recoveries	-	-

Net Charge-offs	150	73
Provision for loan losses	122	94
Balance at end of year	$401	$429

Ratios:
Net charge-offs to average loans outstanding	0.37%	0.17%
Allowance for loan losses to non-performing loan at end of year	64.5%	183.3%
Allowance for loan losses to total loans at end of year	1.01%	1.07%

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

	At December 31,
	2020			2019
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to four-family residential	98	24.4%	35.6%	142	33.1%	44.6%
Commercial and multi-family residential	127	31.7%	37.7%	134	31.2%	37.2%
PPP loans	-	0.0%	13.1%	-	0.0%	0.0%
Home equity lines of credit	1	0.3%	0.5%	2	0.5%	0.5%
Student loans	164	40.9%	10.0%	140	32.6%	14.7%
Other loans	11	2.7%	3.1%	11	2.6%	3.0%
Total allowance for loan losses	401	100.0%	100.0%	429	100.0%	100.0%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2020, our investment portfolio consisted of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises and state and political subdivisions as well as insured bank certificates of deposit. Additionally, as a member of the Federal Home Loan Bank of New York (FHLB), we are required to purchase stock in the FHLB and at December 31, 2020, we owned $141,000 in FHLB stock. At December 31, 2020, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Community Bankers Bank) at the dates indicated.

	At December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Securities held to maturity:
State, county, and municipal obligations	$347	$368	$347	$362
Mortgage-backed securities	74	74	77	79
Total securities held to maturities	421	442	424	441

Securities available for sale:
U.S. government and agency securities	$20,246	$20,252	$7,832	$7,781
Mortgage-backed securities	29,162	29,775	30,084	30,198
Total securities available for sale	$49,408	$50,027	$37,916	$37,979

The following table sets forth the amortized cost and fair value of our insured bank certificates of deposit at the dates indicated.

	At December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Certificates of Deposit
Maturing in after 5 to10 years	$500	$500	$999	$997

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One year		More than Five Years		More than Ten
	One Year or Less		through Five Years		through Ten Years		Years		Total Securities
	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Fair	Weighted Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held to maturity:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$74	3.18%	$74	$74	3.18%
State, county and municipal securities	$-	-%	$-	-%	$-	-%	$347	3.27%	$347	$368	3.27%
Total securities held to maturity	$-	-%	$-	-%	$-	-%	$421	3.25%	$421	$442	3.25%

Securities available for sale:
US government and agency securities	$6,500	0.70%	$500	2.25%	$2,000	1.15%	$11,247	1.83%	$20,247	$20,252	1.41%
Mortgage-backed securities	$-	-%	$5,600	4.15%	$1,330	1.85%	$22,232	1.59%	$29,162	$29,775	2.09%
Total securities available for sale	$6,500	0.70%	$6,100	3.99%	$3,330	1.43%	$33,479	1.80%	$49,409	$50,027	1.82%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the FHLB to fund our operations and we had $1.4 million and $1.7 million in advances at December 31, 2020 and 2019, respectively. We can also borrow from the Federal Reserve Bank of NY and had $5.1 million and $0 in advances at December 31, 2020 and 2019, respectively.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2020, $29.7 million, or 37.9% of our total deposit accounts were certificates of deposit, of which $22.7 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2020			2019
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
				(In thousands)

Deposit Type
Non-interest-bearing checking	$6,139	8.0%	-%	$5,042	7.2%	-%
NOW	11,855	15.5%	0.05%	11,482	16.4%	0.05%
Savings	24,944	32.6%	0.16%	23,970	34.3%	0.13%
Money Market	2,816	3.7%	0.11%	2,757	4.0%	0.07%
Certificates of Deposits	30,708	40.2%	1.88%	26,602	38.1%	2.02%
	$76,462	100.0%	0.82%	$69,853	100.0%	0.83%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2020	2019
	(In thousands)
Interest Rate:
Less than 2.00%	$22,821	$3,652
2.00% to 2.99%	6,830	26,301
3.00% and above	-	-

Total	$29,651	$29,953

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2020
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total

	(In thousands)
Interest Rate Range:
Less than 2.00%	$16,321	$4,743	$1,569	$188	$22,821	77.0%
2.00% to 2.99%	6,389	441	-	-	6,830	23.0%
3.00% to 3.99%	-	-	-	-	-	-
Total	$22,710	$5,184	$1,569	$188	$29,651	100%

As of December 31, 2020, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal in amounts greater than or equal to $100,000 was approximately $17.6 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At December 31, 2020
(In thousands)

Three months or less	$2,335
Over three through six months	2,453
Over six months through one year	8,788
Over one year to three years	4,035
Over three years	-

Total	$17,611

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

The following table presents our outstanding balances and interest rates on these advances:

	At or For the Years Ended December 31,
	2020	2019
	(In thousands)

Balance at end of period	$1,383	$1,750
Average balance during period	1,553	1,852
Maximum outstanding at any month end	1,720	2,900
Interest rate at end of period	2.20%	2.20%
Average interest rate during period	2.20%	2.38%

We also obtained advances from the Federal Reserve Bank of New York. These advances totaled $5,118,395 and $0 at December 31, 2020 and December 31, 2019, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances have an interest rate of 0.35% and are collateralized by the related PPP loans. The advances must be repaid when the collateral loans are paid off. The collateral loans have a maturity of two years.

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

Employees

As of December 31, 2020, we had 10 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020. Another regulation was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

At December 31, 2020, Sunnyside Federal’s capital exceeded all applicable requirements.

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

At December 31, 2020, Sunnyside Federal met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, Sunnyside Federal satisfied the QTL test.

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

In June 2020, the OCC issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020, but compliance with certain of the revised requirements is not mandatory until January 1, 2024 for institutions of Sunnyside Federal’s asset size.

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

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2020, Sunnyside Federal was in compliance with this requirement.

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

Capital. Savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

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

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Sunnyside Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for purposes of the Bank and Savings and Loan Holding Company Acts.

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

Minimum Tax. On December 22, 2017, the president signed into law the Tax Act, which eliminated the Alternative Minimum Tax. Certain previous payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2020, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Prior to 2020, a corporation could carry forward net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. NOLs generated in taxable years beginning before 2018 could be carried forward 20 years. To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of NOLs for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. The New York NOL carryforward period is 20 years. At December 31, 2020, Sunnyside Federal had $2,500,000 of federal NOL carry-forwards and $3,771,000 of New York State NOL carry-forwards available for future use.

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

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate was not reduced until 2016. Also, as a result of the New York tax law changes, the Company recorded a valuation allowance on its entire New York deferred tax asset which totals $243,000 as of December 31, 2020. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $989,000 at December 31, 2020.

ITEM 3. Legal Proceedings

At December 31, 2020, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of March 23, 2021 was 72. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Sunnyside Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by Sunnyside Bancorp, Inc. are dependent, in part, on dividends it receives from Sunnyside Federal, because Sunnyside Bancorp, Inc. has no source of income other than dividends from Sunnyside Federal and interest payments with respect to our loan to the Employee Stock Ownership Plan.

The Federal Reserve Board has issued supervisory policies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Sunnyside Federal’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2020 and 2019:

2020	High Sale	Low Sale
Quarter ended December 31	$13.95	$11.55
Quarter ended September 30	$11.60	$8.61
Quarter ended June 30	$9.95	$6.65
Quarter ended March 31	$13.30	$6.49

2019	High Sale	Low Sale
Quarter ended December 31	$13.00	$12.28
Quarter ended September 30	$13.25	$12.25
Quarter ended June 30	$14.50	$12.20
Quarter ended March 31	$13.00	$11.45

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of December 31, 2020 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan”) which was approved by stockholders on September 16, 2014.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2020 and December 31, 2019 and our results of operations for the years ended December 31, 2020 and 2019. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2020, $14.1 million or 35.6% of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans; $15.0 million or 37.7% was comprised of commercial and multi-family real estate loans, $5.2 million or 13.1% was comprised of PPP loans, $4.0 million or 10.0% was comprised of student loans and $1.4 million, or 3.6%, was comprised of commercial, home equity and passbook loans.

As a result of our conservative underwriting and credit monitoring processes, we had $622,000 in non-performing assets at December 31, 2020 and $234,000 at December 31, 2019. There were $572,000 of delinquent loans at December 31, 2020 compared to $1.6 million of delinquent loans at December 31, 2019.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can borrow from the Federal Home Loan Bank of New York to fund our operations and we had $1.4 million and $1.7 million in advances at December 31, 2020 and 2019, respectively. We can also borrow from the Federal Reserve Bank of NY and had $5.1 million and $0 in advances at December 31, 2020 and 2019, respectively.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2020, 88.1% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total assets increased $11.3 million, or 13.1%, to $97.5 million at December 31, 2020 from $86.2 million at December 31, 2019. The increase was primarily the result of an increase in investments.

Securities available for sale increased $12.0 million, or 31.7%, to $50 million at December 31, 2020 from $38.0 million at December 31, 2019 while securities held to maturity decreased $3,000, or 0.8%, to $421,000 at December 31, 2020 from $424,000 at December 31, 2019. The increase in securities available for sale was primarily due to purchases of government and mortgage-backed securities exceeding maturities and pay-downs while the decrease in securities held to maturity was primarily due to pay-downs on mortgage backed securities.

Net loans receivable decreased $573,000, or 1.4%, to $39.3 million at December 31, 2020 from $39.8 million at December 31, 2019. The decrease in loans receivable during 2020 was primarily due to a decrease of $1.9 million, or 32.6% in the student loan portfolio, a decrease of $3.8 million, or 21.0%, in residential 1-4 family loans offset in part by an increase in commercial loans of $5.2 million or 439.1%.

Cash and cash equivalents increased $326,000, or 17.9% to $2.1 million at December 31, 2020 compared to $1.8 million at December 31, 2019.

Principal payments reduced the held to maturity securities portfolio by $3,000, or 0.8%. Purchases of securities available for sale exceeded principal payments, calls, sales and maturities by $12.0 million, or 31.7%.

At December 31, 2020, our investment in bank-owned life insurance was $2.4 million, an increase of $57,000 or 2.4% from $2.4 million at December 31, 2019. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Net deferred tax assets decreased $29,000, or 4.0%, to $685,000 at December 31, 2020 from $714,000 at December 31, 2019. The decrease resulted primarily from an increase in unrealized gains on securities.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses, and investment receivables decreased $16,000, or 5.6%, to $276,000 at December 31, 2020 from $293,000 at December 31, 2019. The decrease was primarily due to decreases in prepaid insurance and prepaid expenses of $41,000 and $7,000, respectively, partly offset by increases in investment receivables of $24,000.

Total deposits increased $6.4 million, or 8.8%, to $78.3 million at December 31, 2020 from $71.9 million at December 31, 2019. The increase was primarily due to higher savings, NOW, non-interest bearing and money market balances, partly offset by lower certificates of deposit. Savings deposits increased $2.8 million or 11.8%, NOW balances increased $1.3 million, or 11.6%, non-interest bearing balances increased $1.8 million, or 45.1% and money market balances increased $654,000, or 25.7%, while certificates of deposits decreased $302,000, or 1.0%.

We had $5.1 million in Federal Reserve Bank advances outstanding at December 31, 2020 and $0 at December 31, 2019. We had $1.4 million in Federal Home Loan Bank advances outstanding at December 31, 2020 and $1.7 million at December 31, 2019. At December 31, 2020, we had the ability to borrow approximately $28.0 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2020, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased $197,000, or 1.7%, to $11.6 million at December 31, 2020 compared to $11.4 million at December 31, 2019 primarily due to an increase in unrealized gains in our investment portfolio which is included in accumulated other comprehensive loss partly offset by our net loss of $236,000 for 2020.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General.

For the year ended December 31, 2020, the Company recorded a net loss of $236,000 compared to net loss of $338,000 in 2019, primarily due to an $88,000 increase in non-interest income and a $213,000 decrease in non-interest expense, partly offset by a $134,000 decrease in net interest income, a $28,000 increase in the provision for loan losses and a $37,000 decrease in the tax benefit.

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

Net Interest Income. Net interest income decreased $134,000, or 6.5%, to $1.9 million for the year ended December 31, 2020 from $2.1 million for the year ended December 31, 2019. The decrease in net interest income was due to an $85,000, or 3.2% decrease in interest income and a $48,000, or 7.7% increase in interest expense.

Interest income on loans decreased $104,000, or 5.7%, primarily due to decreases in the loan balances and yields. Interest income on investment securities increased $81,000 or 53.9%, primarily due to higher balances offset by lower rates. Interest income on mortgage-backed securities decreased $60,000 or 9.4%, primarily due to a decrease in yields offset by higher balances. Interest income on federal funds sold and other interest-earning assets decreased $1,000, or 3.2% mainly due to lower rates offset by higher balances. The average yield on our loans decreased 16 basis points, while average balances decreased $867,000. The average yield on our mortgage-backed securities decreased 41 basis points while average balances increased $2.8 million. The average yield on investment securities decreased 62 basis points, while the average balance increased $7.9 million during 2020. Our net interest rate spread decreased 49 basis points to 2.04% for the year ended December 31, 2020 from 2.53% for the year ended December 31, 2019, and our net interest margin decreased 48 basis points to 2.17% for 2020 from 2.65% for 2019.

Interest and Dividend Income. Interest and dividend income decreased $85,000 to $2.6 million for the year ended December 31, 2020 from $2.7 million for the year ended December 31, 2019. Interest on investment securities increased $81,000 or 53.9% but was offset by a decrease in loan interest income of $104,000 or 5.7% and a decrease in interest on mortgage backed securities of $60,000, or 9.4%, compared to 2019.

Interest income on loans decreased $104,000, or 5.7%, to $1.7 million for the year ended December 31, 2020 from $1.8 million for the year ended December 31, 2019. The decrease resulted primarily from a decrease of $867,000 in average loan balances to $41.0 million in 2020 from $41.9 million in 2019 and a 16 basis point decrease in the yield to 4.23% in 2020 from 4.39% for 2019 resulting from lower market interest rates year to year.

Interest income on mortgage-backed securities decreased $60,000 to $586,000 primarily due to a 41 basis point decrease in yield to 1.93% in 2020 from 2.34% in 2019, partly offset by an increase of $2.8 million in average balances. Interest on investment securities increased $81,000 to $230,000 primarily due to an increase of $7.9 million in average balances partly offset by a 62 basis point decrease in yield to 1.55% for 2020 from 2.17% for 2019. Interest and dividend income of federal funds sold and other earning assets decreased $1,000 to $36,000 mainly due to a 228 basis point decrease in yield from 3.90% in 2019 to 1.62% in 2020, partly offset by an increase in average balances of $1.3 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, increased $48,000 to $670,000 for the year ended December 31, 2020 from $622,000 for the year ended December 31, 2019. The cost of interest-bearing deposits and borrowings decreased 4 basis points to 0.89% for 2020 compared to 0.93% for 2019, mainly reflecting a decrease in rates on certificates of deposit, partly offset by a $4.1 million increase in average balances.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $122,000 for the year ended December 31, 2020 compared to $94,000 for the year ended December 31, 2019. The increase was mainly due to higher provisions for the student loan portfolio. The allowance for loan losses was $401,000 at December 31, 2020 compared to $429,000 at December 31, 2019. We had $622,000 in non-performing loans at December 31, 2020 and $234,000 at December 31, 2019. During the years ended December 31, 2020 and 2019 we had loan charge-offs of $150,000 and $73,000, respectively. There were no recoveries in 2019 and 2020.

Noninterest Income. Noninterest income increased $88,000, or 50.4% to $264,000 for the year ended December 31, 2020 from $175,000 for the year ended December 31, 2019. The increase was primarily due to gains on the sale of securities of $124,000, partly offset by a decrease of $32,000 in fees and service charges.

Noninterest Expense. Noninterest expense decreased $213,000, or 8.3%, to $2.4 million for the year ended December 31, 2020 from $2.6 million for the year ended December 31, 2019. Compensation and benefits decreased $116,000, or 9.0%, to $1.2 million for 2020 from $1.3 million for 2019, primarily due to lower salaries and benefits expense. Occupancy and equipment expense increased $2,000, or 0.9%, primarily due to higher repairs and taxes, partly offset by lower utilities expense and equipment costs. Data processing fees increased $3,000 or 1.2%, primarily due to higher costs related to the Bank’s core processing. Professional fees decreased $128,000, or 24.8%, primarily due to lower legal fees. Federal deposit insurance premium expense increased $11,000, because the FDIC returned overpayments to the Deposit Insurance Fund which were primarily applied against premiums due in 2019.

Advertising expense increased $3,000 or 6.7%, primarily due to increased marketing initiatives in 2020. Other expense increased $10,000, or 5.8%, primarily due to higher correspondent bank charges.

Income Tax Expense. We recorded an income tax benefit of $71,000 for the year ended December 31, 2020 based on a loss before taxes of $306,000. In 2019, we recorded an income tax benefit of $108,000 based on a loss before taxes of $446,000.

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

	For the Years Ended December 31,
	2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost
				(In thousands)

Interest-earning assets:
Loans:	$40,987	$1,735	4.23%	$41,854	$1,839	4.39%
Investment securities	14,796	230	1.55%	6,921	150	2.17%
Mortgage-backed securities	30,371	586	1.93%	27,577	646	2.34%
Fed funds sold and other interest-earning assets	2,224	36	1.62%	948	37	3.90%
Total interest-earning assets	88,378	2,587	2.93%	77,300	2,672	3.46%
Non-interest-earning assets	5,940			6,935
Total assets	$94,318			$84,235

Interest Bearing Liabilities
Transaction Accounts	$11,855	$6	0.05%	$11,482	$6	0.05%
Regular Savings	24,944	39	0.16%	23,970	32	0.13%
Money Markets	2,816	3	0.11%	2,757	2	0.07%
Certificates of Deposits	30,708	577	1.88%	26,602	538	2.02%
Advances from FHLB and FRB of NY	4,909	45	0.92%	1,852	44	2.38%
Total Interest Bearing Liabilities	75,232	670	0.89%	66,663	622	0.93%
Non-Interest Bearing Liabilities	7,202			6,387
Total Liabilities	82,434			73,050

Equity	11,884			11,185
Total Liabilities and Equity	$94,318			$84,235
Net Interest Income		$1,917			$2,050
Interest Rate Spread (1)			2.04%			2.53%
Net Interest-Earning Assets (2)	$13,146			$10,637
Net Interest Margin (3)		2.17%			2.65%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	117.47%			115.96%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the
	Years Ended December 31
	2020 vs. 2019
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(38)	$(66)	(104)
Investment Securities	132	(52)	80
Mortgage-backed securities	61	(121)	(60)
Fed funds sold and other interest-earning assets	30	(31)	(1)
Total Interest Income	185	(270)	(85)

Interest-bearing liabilities:
NOW accounts	-	-	-
Regular savings	1	6	7
Money Market	-	1	1
Certificates of deposit	79	(40)	39
Other borrowings	40	(39)	1
Total interest expense	120	(72)	48

Increase (decrease) in net interest income	$65	$(198)	$(133)

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2020 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level

	(In thousands)

+400	$2,033	16.10%
+300	$2,063	17.80%
+200	$2,021	15.40%
+100	$1,923	9.80%
Level	$1,751	0.00%
-100	$1,625	-7.20%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York. At December 31, 2020, we had the capacity to borrow approximately $28.0 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2020, we had the ability to borrow up to $2 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2020 and 2019, we had $1.4 million and $1.7 million in outstanding advances from the Federal Home Loan Bank of New York and $5.1 million and $0 in outstanding advances from the Federal Reserve Bank of NY.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2020, loan originations totaled $9.1 million compared to originations and purchases of $2.1 million and $1.9, respectively, for the year ended December 31, 2019. Purchases of investments, mortgage-backed securities and bank certificates of deposit totaled $109.4 million for the year ended December 31, 2020 and $19.2 million for the year ended December 31, 2019.

Total deposits increased $6.4 million during the year ended December 31, 2020, while total deposits increased $8.2 million during the year ended December 31, 2019. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2020, certificates of deposit scheduled to mature within one year totaled $22.7 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2020 and 2019, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2020. Our Tier 1 and total risked-based capital was $11.3 million and $11.7 million, respectively, or 26.0% and 27.0% of total risk weighted assets at December 31, 2020. At December 31, 2019, our Tier 1 and total risked-based capital was $11.7 million and $12.1 million, respectively, or 25.9% and 26.8% of risk weighted assets.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the directors and officers will be included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2021 annual meeting of shareholders t(the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Statements of Financial Condition at December 31, 2020 and 2019;
(C)	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;
(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019;
(E)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and
(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

2.1	Agreement and Plan of Merger (1)
3.1	Articles of Incorporation of Sunnyside Bancorp (2)
3.2	Bylaws of Sunnyside Bancorp (2)
4	Form of Common Stock Certificate of Sunnyside Bancorp (2)
4.2	Description of Sunnyside Bancorp’s Securities (3)
10.1	Form of Employment Agreement with Timothy D. Sullivan (4)
10.2	Form of Employment Agreement with Gerardina Mirtuono (5)
10.3	Form of Employee Stock Ownership Plan (2)
10.4	Form of Employment Agreement with Edward Lipkus (6)
10.5	Sunnyside Bancorp 2014 Equity Incentive Plan (7)
10.6	Amendments to Employment Agreement with Timothy D. Sullivan (7) (8)
10.7	Amendments to Employment Agreement with Gerardina Mirtuono (7) (8)
10.8	Amendments to Employment Agreement with Edward Lipkus (7) (8)
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2020, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2021.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

(3)	Incorporate by reference to the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed on June 22, 2015.

(5)	Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2014.

(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015.

(7)	Incorporated by reference to the Company’s proxy statement filed on August 11, 2014.

(8)	Incorporated by reference to the Current Report on Form 8-K filed on March 23, 2018.

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

SUNNYSIDE BANCORP

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way my opinion on the consolidated financial statements, taken as a whole, and I am not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it related.

Allowance for Loan Losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $401,000 at December 31, 2020 and consists of specific and general components of $-0- and $401,000, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the previous three-year period, depending on loan type. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies and procedures, lending personnel, and collateral, as well as concentrations in loan types, industry and geography. The adjustments for qualitative factors require a significant amount of judgement by management and involve a high degree of estimation uncertainty.

I identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgement as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

My audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

●	Obtaining an understanding of the relevant controls related to the allowance for loan losses, including controls related to management’s establishment, review, an approval of the qualitative factors, and the completeness and accuracy of the data used in determining qualitative factors.
●	Evaluation of the appropriateness of management’s methodology for estimating the allowance for loan losses.
●	Testing the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.
●	Testing management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculation.

Alfred Fontanella
Fontanella Associates LLC

Fontanella Associates LLC has served as the Company’s auditor since 2016. The engagement partner and audit manager have served on the audit team since 2009 originally under the firm name of Fontanella & Babitts, Certified Public Accountants.

March 30, 2021

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	2019
Assets

Cash and cash equivalents	$2,146,691	$1,820,482
Certificates of Deposit	500,000	999,262
Securities held to maturity, net; approximate fair value of $442,000 (2020) and $441,000 (2019)	420,871	424,294
Securities available for sale	50,027,457	37,978,622
Loans receivable, net	39,266,472	39,839,882
Premises and equipment, net	988,784	1,052,512
Federal Home Loan Bank of New York and other stock, at cost	225,900	235,800
Accrued interest receivable	525,768	503,280
Cash surrender value of life insurance	2,438,576	2,381,554
Deferred income taxes	685,308	714,120
Other assets	276,285	292,709

Total assets	$97,502,112	$86,242,517

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$78,250,794	$71,899,432
Borrowings	6,501,089	1,749,520
Advances from borrowers for taxes and insurance	538,879	548,621
Other liabilities	610,369	640,613

Total liabilities	85,901,131	74,838,186

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,104,920	7,092,368
Unallocated common stock held by the Employee Stock Ownership Plan	(377,524)	(399,974)
Retained earnings	5,630,970	5,866,598
Accumulated other comprehensive (loss)	(765,320)	(1,162,596)

Total stockholders’ equity	11,600,981	11,404,331

Total liabilities and stockholders’ equity	$97,502,112	$86,242,517

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Interest and dividend income:
Loans	$1,734,563	$1,838,826
Investment securities	230,078	149,531
Mortgage-backed securities	585,717	646,159
Federal funds sold and other earning assets	36,395	37,612

Total interest and dividend income	2,586,753	2,672,128

Interest expense:
Deposits	624,555	578,123
Borrowings	45,565	43,814

Total interest expense	670,120	621,937

Net interest income	1,916,633	2,050,191

Provision for loan losses	122,227	93,998

Net interest income after provision for loan losses	1,794,406	1,956,193

Non-interest income:
Fees and service charges	81,589	113,507
Income on bank owned life insurance	57,022	61,752
Gain on call of bank certificate of deposit	703	-
Gain on sale of securities	124,351	-
Total non-interest income	263,665	175,259

Non-interest expense:
Compensation and benefits	1,173,425	1,288,925
Occupancy and equipment, net	248,650	246,490
Data processing service fees	296,552	293,182
Professional fees	388,330	516,324
Federal deposit insurance premiums	15,870	4,672
Advertising and promotion	54,180	50,798
Other	187,405	177,175

Total non-interest expense	2,364,412	2,577,566

Loss before income tax benefit	(306,341)	(446,114)

Income tax benefit	(70,713)	(107,958)

Net loss	$(235,628)	$(338,156)

Basic and diluted loss per share	$(0.31)	$(0.45)

Weighted average shares outstanding basic and diluted	754,422	752,179

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,
	2020	2019

Net income (loss)	$(235,628)	$(338,156)

Other comprehensive income, before tax:
Defined benefit pension plans:
Net gain (loss) arising during the period	(111,217)	177,551
Amortization of loss included in net periodic plan cost	57,472	67,402
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	681,007	802,009
Reclassification adjustment for gains included in operations	(124,351)	-

Other comprehensive income, before tax	502,911	1,046,962

Income tax expense related to items of other comprehensive income	105,635	219,866

Other comprehensive income, net of tax	397,276	827,096

Comprehensive income	$161,648	$488,940

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

		Additional	Unallocated Common Stock		Accumulated Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2018	$7,935	$7,064,299	$(422,184)	$6,204,754	$(1,989,692)	$10,865,112

Net Loss	-	-	-	(338,156)	-	(338,156)

ESOP shares allocated or committed to be released	-	6,019	25,492	-	-	31,511

Restricted stock awards earned	-	22,050	-	-	-	22,050

Purchase of stock for ESOP	-	-	(3,282)	-	-	(3,282)

Other comprehensive income, net of tax	-	-	-	-	827,096	827,096

Balance at December 31, 2019	7,935	7,092,368	(399,974)	5,866,598	(1,162,596)	11,404,331

Net Loss	-	-	-	(235,628)	-	(235,628)

ESOP shares allocated or committed to be released	-	1,527	22,930	-	-	24,457

Restricted stock awards earned	-	11,025	-	-	-	11,025

Purchase of stock for ESOP	-	-	(480)	-	-	(480)

Other comprehensive income, net of tax	-	-	-	-	397,276	397,276

Balance at December 31, 2020	$7,935	$7,104,920	$(377,524)	$5,630,970	$(765,320)	$11,600,981

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(235,628)	$(338,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	112,929	108,664
Amortization of premiums and accretion of discounts, net	270,398	175,470
Gain on call of bank certificate of deposit	(703)	-
Gain on sale of securities available for sale	(124,351)	-
Amortization of deferred loan fees and costs, net	(51,611)	88,101
Provision for loan losses	122,227	93,998
(Increase) decrease in accrued interest receivable	(22,488)	13,477
Increase in cash surrender value of life insurance	(57,022)	(61,752)
Deferred income taxes	(76,823)	(110,999)
Net decrease (increase) in other assets	16,424	(65,618)
Net decrease in other liabilities	(83,989)	(4,907)
Amortization of stock compensation plans	35,482	53,561

Net cash used in operating activities	(95,155)	(48,161)

Cash flows from investing activities:
Purchases of certificates of deposit	-	(999,250)
Purchases of securities available for sale	(109,390,110)	(18,222,745)
Maturities of certificates of deposit	500,000	-
Repayments and maturities of securities held to maturity	3,718	203,285
Repayments and maturities of securities available for sale	91,394,206	10,298,342
Proceeds from sale of securities available for sale	6,357,348	-
Redemption of Federal Home Loan Bank and other stock	9,900	95,000
Loans purchased	-	(1,916,072)
Loan originations, net of principal repayments	502,794	4,995,616
Purchases of bank premises and equipment	(49,201)	(52,303)

Net cash used in investing activities	(10,671,345)	(5,598,127)

Cash flows from financing activities:
Net increase in deposits	6,351,362	8,241,002
Net increase (decrease) in short term borrowings	5,118,395	(3,750,000)
Proceeds from long term borrowings	-	1,900,000
Repayment of long term borrowings	(366,826)	(150,480)
Net (decrease) increase in advances from borrowers for taxes and insurance	(9,742)	11,909
Purchase of stock for ESOP	(480)	(3,282)

Net cash provided by financing activities	11,092,709	6,249,149

Net increase in cash and cash equivalents	326,209	602,861

Cash and cash equivalents at beginning of year	1,820,482	1,217,621

Cash and cash equivalents at end of year	$2,146,691	$1,820,482

Supplemental Information:

Cash paid for:
Interest	$660,868	$620,550
Income taxes, net	$9,800	$3,369

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2020 and 2019, the Company had no securities classified as trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2020 and 2019. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The amount of interest and penalties for the years ended December 31, 2020 and 2019 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2016.

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

Subsequent Events

The Company evaluated its December 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

As previously disclosed on form 8-K filed March 17, 2021, DLP Bancshares, Inc., a Delaware corporation (“DLP Bancshares”), DLP Ventures Holdings Inc., a Delaware corporation (“Merger Sub”) and Donald Wenner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, pursuant to which DLP Bancshares will acquire the Company.

Under the terms of the Merger Agreement, DLP Bancshares will acquire all of Sunnyside Bancorp’s outstanding common stock at a price of $15.55 per share in cash, subject to potential adjustment as provided in the Merger Agreement. The aggregate value of the transaction is expected to be approximately $12.3 million.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger by Sunnyside Bancorp’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints.

The Merger Agreement provides certain termination rights for both DLP Bancshares and Sunnyside Bancorp, and further provides that upon termination of the Merger Agreement under certain circumstances, Sunnyside Bancorp will be obligated to pay DLP Bancshares a termination fee of $615,000. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances, either DLP Bancshares or Mr. Wenner will be obligated to pay Sunnyside Bancorp a termination fee of $615,000. Those funds were placed in escrow at the time of the execution of the Merger Agreement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” This update amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. This update will be effective on January 1, 2021, and is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This update modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. The adoption of this guidance on January 1, 2020, did not have a material effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities that are a smaller reporting company should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2022 is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain amounts for the year ended December 31, 2019 have been reclassified to conform to the current year’s presentation.

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

3. CERTIFICATES OF DEPOSIT

	December 31,
	2020	2019

Maturing in:
After five to ten years	$500,000	$999,262

4. SECURITIES

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,033	$20,615	$-	$367,648
Mortgage-backed securities	73,838	339	-	74,177

	$420,871	$20,954	$-	$441,825

Securities available for sale:
U.S. government and agency obligations	$20,246,530	$28,158	$22,640	$20,252,048
Mortgage-backed securities	29,161,743	629,374	15,708	29,775,409

	$49,408,273	$657,532	$38,348	$50,027,457

4. SECURITIES (Cont’d)

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$346,806	$15,635	$-	$362,441
Mortgage-backed securities	77,488	1,491	-	78,979

	$424,294	$17,126	$-	$441,420

Securities available for sale:
U.S. government and agency obligations	$7,832,355	$6,943	$58,764	7,780,534
Mortgage-backed securities	30,083,739	190,318	75,969	30,198,088

	$37,916,094	$197,261	$134,733	$37,978,622

Mortgage-backed securities include securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $1.0 million, $9.4 million, and $13.2 million, respectively, at December 31, 2020 ($1.7 million, $19.5 million and $9.0 million, respectively, at December 31, 2019). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $5.6 million at December 31, 2020. ($0 at December 31, 2019).

The following is a summary of the amortized cost and fair value of securities at December 31, 2020 and 2019, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$6,499,847	$6,499,910
After one to five years	-	-	6,100,000	6,115,567
After five to ten years	-	-	3,329,922	3,353,902
After ten years	420,871	441,825	33,478,504	34,058,078

	$420,871	$441,825	$49,408,273	$50,027,457

	December 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$499,851	$499,866
After one to five years	-	-	1,297,811	1,301,605
After five to ten years	-	-	1,484,831	1,482,981
After ten years	424,294	441,420	34,633,601	34,694,170

	$424,294	$441,420	$37,916,094	$37,978,622

4. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2020 and 2019, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$6,222,465	$22,640	$-	$-
Mortgage-backed securities	3,032,774	13,369	88,292	2,339

	9,255,239	36,009	88,292	2,339
Securities held to maturity:
State, county, and municipal obligations	-	-	-	-

	$9,255,239	$36,009	$88,292	$2,339

	December 31, 2019
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$6,239,181	$46,887	$534,559	$11,877
Mortgage-backed securities	7,382,886	45,749	8,082,496	30,220

	13,622,067	92,636	8,617,055	42,097
Securities held to maturity:
State, county, and municipal obligations	-	-	-	-

	$13,622,067	$92,636	$8,617,055	$42,097

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2020, a total of 6 securities were in an unrealized loss position (30 at December 31, 2019). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020 and December 31, 2019 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $2.1 million at December 31, 2020 have been pledged to secure advances from the Federal Home Loan Bank of New York.

5. LOANS RECEIVABLE, NET

	December 31,
	2020	2019
Mortgage loans:
Residential 1-4 family	$14,132,314	$17,894,014
Commercial and multi-family	14,954,657	14,917,754
Home equity lines of credit	193,795	206,281

	29,280,766	33,018,049

Other loans:
Passbook	23,339	-
Student	3,971,838	5,888,955
Commercial	6,420,542	1,190,944

	10,415,719	7,079,899

Total loans	39,696,485	40,097,948

Less:
Deferred loan fees (costs and premiums), net	29,018	(170,842)
Allowance for loan losses	400,995	428,908

	430,013	258,066

	$39,266,472	$39,839,882

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses which were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2020, the Company had 73 PPP loans outstanding, with an outstanding principal balance of $5.2 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial Loan class. The entire balance of the PPP loans are pledged to secure advances from the Federal Reserve Bank of New York.

In the ordinary course of business, the Company may make loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $173,000 and $132,000 at December 31, 2020 and 2019, respectively.

5. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2020	2019

Balance at beginning of year	$428,908	$407,832
Provision for loan losses	122,227	93,998
Charge-offs	(150,140)	(72,922)
Recoveries	-	-

Balance at end of year	$400,995	$428,908

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2020 and 2019. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2020
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$14,132	$13,567	$194	$3,939	$6,444	$38,276
Special Mention	-	822	-	33	-	855
Substandard	-	565	-	-	-	565

Total	$14,132	$14,954	$194	$3,972	$6,444	$39,696

	December 31, 2019
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$17,653	$14,315	$206	$5,889	$1,191	$39,254
Special Mention	241	234	-	-	-	475
Substandard	-	369	-	-	-	369

Total	$17,894	$14,918	$206	$5,889	$1,191	$40,098

5. LOANS RECEIVABLE, NET (Cont’d)

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2020
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$243	$243	$13,889	$14,132	-
Commercial and multi-family	-	-	256	256	14,698	14,954	-
Home equity lines of credit	-	-	-	-	194	194	-
Student loans	25	18	30	73	3,899	3,972	-
Commercial and other loans	-	-	-	-	6,444	6,444	-

	$25	$18	$529	$572	$39,124	$39,696	$-

	December 31, 2019
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$3	$249	$-	$252	$17,642	$17,894	$-
Commercial and multi-family	851	54	234	1,139	13,779	14,918	-
Home equity lines of credit	-	-	-	-	206	206	-
Student loans	61	104	-	165	5,724	5,889	-
Commercial and other loans	-	-	-	-	1,191	1,191	-

	$915	$407	$234	$1,556	$38,542	$40,098	$-

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2020	2019
	(In thousands)
Residential 1-4 family	$256	$-
Commercial and multi-family	243	234
Home equity lines of credit	-	-
Student loans	123	-
Commercial and other loans	-	-

Total non-accrual loans	622	234

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$622	$234

5. LOANS RECEIVABLE, NET (Cont’d)

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $57,700 and $10,200 for the year ended December 31, 2020 and 2019, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $6,000 and $0 during the year ended December 31, 2020 and 2019, respectively.

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

The following table presents loans evaluated for impairment by loan type:

Year Ended
December 31, 2020

		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:
1-4 family residential	$239,107	$239,107	$-	$239,983	$11,700

Year Ended
December 31, 2019

		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:
1-4 family residential	$240,858	$240,858	$-	$265,113	$10,900

The recorded investment in the one loan modified in a troubled debt restructuring totaled $239,107 and $240,858 at December 31, 2020 and 2019, respectively. This loan was current at December 31, 2020 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

There were no new troubled debt restructurings in 2019 and 2020.

5. LOANS RECEIVABLE, NET (Cont’d)

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

As of December 31, 2020, the Company did not have any COVID-19 related deferments. In the second quarter of 2020, the Company made COVID-19 related short-term loan concessions to two residential 1-4 family mortgage loan totaling $438,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of December 31, 2020, one of these loans has paid off and the remaining three loans have come out of the deferment period.

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2020
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$-	$429
Provision for loan losses	(44)	(7)	(1)	174	-	-	122
Charge offs	-	-	-	(150)	-	-	(150)

Ending Balance	$98	$127	$1	$164	$11	$-	$401

	Year Ended
	December 31, 2019
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$145	$128	$1	$122	$12	$-	$408
Provision for loan losses	(3)	6	1	91	(1)	-	94
Charge offs	-	-	-	(73)	-	-	(73)

Ending Balance	$142	$134	$2	$140	$11	$-	$429

6. PREMISES AND EQUIPMENT, NET

	December 31,
	2020	2019

Land and land improvements	$766,939	$766,939
Building and building improvements	2,541,577	2,540,303
Furniture, fixtures and equipment	963,333	915,406

	4,271,849	4,222,648
Less accumulated depreciation	(3,283,065)	(3,170,136)

	$988,784	$1,052,512

Depreciation expense for the years ended, December 31, 2020 and 2019, was $112,929 and $108,664, respectively.

7. ACCRUED INTEREST RECEIVABLE

	December 31,
	2020	2019

Loans	$384,434	$347,629
Mortgage-backed securities	84,725	77,961
Investment securities	55,411	73,989
Certificates of Deposit	1,198	3,701

	$525,768	$503,280

8. DEPOSITS

	December 31,
	2020		2019
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$5,925,273	0.00%	$4,084,107
NOW accounts	0.05%	12,777,180	0.05%	11,444,867
Regular savings and clubs	0.10%	17,405,851	0.10%	16,972,517
Super saver	0.30%	9,290,561	0.26%	6,897,608
Money market	0.10%	3,200,895	0.10%	2,547,269

		48,599,760		41,946,368

Certificates of deposit	1.16%	29,651,034	2.34%	29,953,064

	0.51%	$78,250,794	1.03%	$71,899,432

8. DEPOSITS (Cont’d)

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2020	2019
	(In thousands)

One year or less	$22,710	$25,812
Over one to three years	6,753	3,861
Over three years	188	280

	$29,651	$29,953

Certificates of deposit with balances of $100,000 or more totaled $17.6 million and $16.6 million at December 31, 2020 and 2019, respectively. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2020	2019

NOW	$5,917	$5,736
Savings and clubs	38,745	31,972
Money market	2,807	2,730
Certificates of deposit	577,086	537,685

	$624,555	$578,123

9. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,382,694 and $1,749,520 as of December 31, 2020 and 2019, respectively. The advance at December 31, 2020 and 2019 carried an interest rate of 2.2% and matures in June 2024.

Advances from the Federal Reserve Bank of New York totaled $5,118,395 and $0 at December 31, 2020 and December 31, 2019, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances have an interest rate of 0.35% and are collateralized by the related PPP loans. The advances must be repaid when the collateral loans are paid off. The collateralized loans have a maturity of two years.

At December 31, 2020, the Company had a borrowing capacity at the FHLB of $28.0 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at December 31, 2020.

See Note 4 to the consolidated financial statements regarding securities pledged as collateral for such advances.

10. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2020	2019

Current tax expense:
Federal	$-	$-
State	6,110	3,041

	6,110	3,041

Deferred tax expense (benefit):
Federal	(69,557)	(106,043)
State	(34,600)	(23,591)

	(104,157)	(129,634)

Change in State valuation allowance, net	27,334	18,635

	$(70,713)	$(107,958)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 21% for the years ended December 31, 2020 and 2019 to the actual income tax expense (benefit):

	Year Ended
	December 31,
	2020	2019

Federal income tax expense (benefit)	$(64,331)	$(93,684)
State income tax expense (benefit)	(22,507)	(16,235)
Income from life insurance	(9,757)	(12,968)
Tax-exempt interest	(2,284)	(2,671)
Other	832	(1,035)
Valuation allowance	27,334	18,635

Actual income tax (benefit)	$(70,713)	$(107,958)

10. INCOME TAXES(Cont’d)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019

Deferred tax assets:
Depreciation	$129,884	$124,214
Benefit plan liabilities	73,553	76,915
Allowance for loan losses	144,775	153,415
Charitable contribution carryover	994	3,276
Net operating loss carryover	783,037	681,145
Unfunded pension liability	333,455	322,173
Net deferred loan costs/fees	1,458	-
Other	15,737	-

	1,482,893	1,361,138

Valuation allowance	(242,991)	(215,657)

Total deferred tax assets	1,239,902	1,145,481

Deferred tax liabilities:
Discounts on investments	-	468
Prepaid benefit plans	424,546	392,413
Net deferred loan costs/fees	-	25,349
Unrealized gain on securities available for sale	130,048	13,131

Total deferred tax liabilities	554,594	431,361

Net deferred tax assets	$685,308	$714,120

At December 31, 2020, the Company had a federal net operating loss carryover of $2,500,000 and a New York state net operating loss carryover of $3,771,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of New York State tax law changes, a valuation allowance of $242,991 has been established on the entire New York State portion of the net deferred tax asset. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

Sunnyside Federal qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Sunnyside Federal, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2020 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

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

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2020	2019

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,422,818	$2,511,109
Interest cost	89,136	103,829
Actuarial loss (gain)	31,234	(615)
Benefits paid	(190,563)	(191,505)

Projected benefit obligation at end of year	2,352,625	2,422,818

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,207,451	2,082,131
Actual return on plan assets	88,410	282,875
Employer contributions	91,861	33,950
Benefits paid	(190,563)	(191,505)

Fair value of plan assets at end of year	2,197,159	2,207,451

Funded status of plan included in other liabilities	$(155,466)	$(215,367)

As of December 31, 2020 and 2019, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,587,911 and $1,534,166, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2021 is $60,171.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2020	2019

Discount rate	4.00%	4.00%
Salary increase rate	N/A	N/A

11. BENEFIT PLANS (Cont’d)

The components of net periodic plan cost are as follows:

	Year Ended
	December 31,
	2020	2019

Components of net periodic plan cost (credit):
Interest cost	$89,136	$103,829
Expected return on assets	(168,391)	(105,940)
Amortization of unrecognized loss	57,472	67,402

Net periodic plan cost (credit) included in compensation and benefits expense	(21,783)	65,291

Changes in benefit obligation recognized in other comprehensive income (loss):
Net loss (gain)	111,217	(177,551)
Amortization of loss	(57,472)	(67,402)

Benefit obligation recognized in other comprehensive income (loss)	53,745	(244,953)

Total recognized in net periodic plan cost and other comprehensive income (loss)	$31,962	$(179,662)

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2020	2019

Discount rate	4.00%	4.50%
Expected rate of return on plan assets	8.00%	5.54%
Rate of compensation increase	N/A	N/A
Amortization period	22.48	22.67

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

11. BENEFIT PLANS (Cont’d)

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

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2021	190,563
2022	191,307
2023	185,630
2024	179,742
2025	173,477
Years 2026-2030	774,101

$1,694,820

The Company expects to contribute cash of $94,000 to the plan in 2021.

11. BENEFIT PLANS (Cont’d)

The fair values of the Association’s pension plan assets at December 31, 2020, by asset category (see note 15 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$807,635	$807,635	$-	$-
Corporate bonds (a)	470,564	-	470,564	-
Equity securities (b)	918,960	918,960	-	-

Total	$2,197,159	$1,726,595	$470,564	$-

(a)	Includes seven corporate bonds due within five years rated BBB+ or better by the S&P.

(b)	Includes 34 companies spread over various market sectors.

The fair values of the pension plan assets at December 31, 2019 by asset category (see note 14 for the definition of levels) are as follows:

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

11. BENEFIT PLANS (Cont’d)

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $21,000 and $19,000 for the years ended December 31, 2020 and 2019, respectively.

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $24,000 and $32,000 for the years ended December 31, 2020 and 2019, respectively.

The ESOP shares were as follows:

	December 31,
	2020	2019

Allocated shares	14,765	12,520
Shares committed to be released	2,362	2,245
Unearned shares	37,935	40,297

Total ESOP shares	55,062	55,062

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. Plan expense was approximately $11,000 and $22,000 for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and December 31, 2019, 1,050 and 2,100 shares of restricted stock vested, respectively. There were no non-vested restricted stock awards outstanding at December 31, 2020. There were no stock options outstanding as of December 31, 2020.

11. BENEFIT PLANS (Cont’d)

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2020 and 2019, recorded obligations of $206,069 and $224,562, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,438,576 and $2,381,554 at December 31, 2020 and 2019, respectively. Total expense under these plans was approximately $(3,900) and $(1,500) for the years ended December 31, 2020 and 2019, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2020	2019

Unrealized net loss on pension plan	$(1,587,911)	$(1,534,166)
Unrealized gain on securities available for sale	619,184	62,528

Accumulated other comprehensive loss before taxes	(968,727)	(1,471,638)

Tax effect	203,407	309,042

Accumulated other comprehensive loss	$(765,320)	$(1,162,596)

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

The Company had loan origination commitments of $2.4 million and $0 at December 31, 2020 and 2019, respectively. The commitments at December 31, 2020, were at a fixed and variable rates ranging from 3.0% to 4%. In addition, the Company has outstanding undisbursed home equity and other lines of credit totaling $159,000 and $161,000 at December 31, 2020 and 2019, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

13. COMMITMENTS AND CONTINGENCIES (Cont’d)

At December 31, 2020 and 2019, the Company had a $2.0 million unsecured line of credit with Atlantic Community Bankers Bank which has no balance outstanding for the aforementioned periods.

Contingencies

The Company has a $4.0 million student loan portfolio of which $2.6 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $46,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax and we expect to have an estimate of our recovery sometime during 2021.

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2020, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2020 and 2019 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2020 that management believes have changed the Association’s capital ratings.

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

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2020 and 2019, respectively:

14. REGULATORY CAPITAL (Cont’d)

					To be Well
					Capitalized Under		To be Well
			Minimum Capital		Prompt Corrective Action		Capitalized With Capital Conservation
	Actual		Requirements		Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2020

Tangible Capital	$11,335	12.35%	$1,376	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,736	26.95%	4,572	10.50%	4,354	10.00%	4,572	10.50%
Common Equity Tier 1 Capital	11,335	26.03%	3,048	7.00%	2,830	6.50%	3,048	7.00%
Tier 1 Risk-based Capital	11,335	26.03%	3,701	8.50%	3,484	8.00%	3,701	8.50%
Tier 1 Leverage Capital	11,335	12.35%	3,670	4.00%	4,588	5.00%	N/A	N/A

December 31, 2019

Tangible Capital	$11,653	13.39%	$1,305	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	12,082	26.81%	4,732	10.50%	4,506	10.00%	4,732	10.50%
Common Equity Tier 1 Capital	11,653	25.86%	3,154	7.00%	2,929	6.50%	3,154	7.00%
Tier 1 Risk-based Capital	11,653	25.86%	3,830	8.50%	3,605	8.00%	3,830	8.50%
Tier 1 Leverage Capital	11,653	13.39%	3,480	4.00%	4,350	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2020 and 2019. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

15. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2020 and 2019:

		Fair Value Measurements at December 31,
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2020:
Securities available for sale	$50,027,457	$-	$50,027,457	$-

December 31, 2019:
Securities available for sale	$37,978,622	$-	$37,978,622	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2020 and 2019.

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

15. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2020		2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$2,147	$2,147	$1,820	$1,820
Certificates of Deposit	500	500	999	997
Securities held to maturity	421	442	424	441
Securities available for sale	50,027	50,027	37,979	37,979
Loans receivable	39,266	39,396	39,840	39,382
FHLB and other stock, at cost	226	226	236	236
Accrued interest receivable	526	526	503	503

Financial liabilities:
Deposits	78,251	78,461	71,899	72,224
Borrowings	6,501	6,543	1,750	1,761

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

15. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures

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

Revenue from contracts with customers included in fees and service charges was $77,000 and $93,000 for the years ended December 31, 2020 and 2019, respectively.

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

Sunnyside Bancorp

Date:	March 30, 2021	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2021
Timothy D. Sullivan

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2021
Edward J. Lipkus

/s/ Gerardina Mirtuono	Senior Vice President, Chief Operating Officer and Director	March 30, 2021
Gerardina Mirtuono

/s/ William Boeckelman	Director	March 30, 2021
William Boeckelman

/s/ Deborah J. Elliot	Director	March 30, 2021
Deborah J. Elliot

/s/ Desmond Lyons	Director	March 30, 2021
Desmond Lyons

/s/ Walter Montgomery	Director	March 30, 2021
Walter Montgomery

50