Form 10-Q
period 2021-03-31
Sunnyside Bancorp, Inc.
filed 2021-05-14
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

YES [  ] NO [X]

As of May 12, 2021, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2021	2020
Assets

Cash and cash equivalents	$2,467,349	$2,146,691
Certificates of deposit	500,000	500,000
Securities held to maturity, net; approximate fair value of $437,000 (March 31, 2021) and $442,000 (December 31, 2020)	419,937	420,871
Securities available for sale	48,939,250	50,027,457
Loans receivable, net	40,533,858	39,266,472
Premises and equipment, net	959,450	988,784
Federal Home Loan Bank of New York and other stock, at cost	221,700	225,900
Accrued interest receivable	495,956	525,768
Cash surrender value of life insurance	2,453,873	2,438,576
Deferred income taxes	891,717	685,308
Other assets	247,520	276,285

Total assets	$98,130,610	$97,502,112

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$85,284,150	$78,250,794
Borrowings	1,258,616	6,501,089
Advances from borrowers for taxes and insurance	444,774	538,879
Other liabilities	694,926	610,369

Total liabilities	87,682,466	85,901,131

Commitments and contingencies		-

Stockholders’ equity:
Serial preferred stock;par value $.01, 1,000,000 shares authorized, no shares issued		-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,106,584	7,104,920
Unallocated common stock held by the Employee Stock Ownership Plan	(371,912)	(377,524)
Retained earnings	5,247,349	5,630,970
Accumulated other comprehensive (loss)	(1,541,812)	(765,320)

Total stockholders’ equity	10,448,144	11,600,981

Total liabilities and stockholders’ equity	$98,130,610	$97,502,112

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2021	2020

Interest and dividend income:
Loans	$463,459	$438,380
Investment securities	60,398	55,435
Mortgage-backed securities	146,882	173,498
Federal funds sold and other earning assets	4,799	16,241

Total interest and dividend income	675,538	683,554

Interest expense:
Deposits	90,876	192,492
Borrowings	11,023	9,289

Total interest expense	101,899	201,781

Net interest income	573,639	481,773

Provision for loan losses	57,387	10,876

Net interest income after provision for loan losses	516,252	470,897

Non-interest income:
Fees and service charges	16,717	24,064
Income on bank owned life insurance	15,297	15,195

Total non-interest income	32,014	39,259

Non-Interest Expense:
Compensation and benefits	277,590	299,329
Occupancy and equipment, net	64,869	61,733
Data processing service fees	78,959	73,536
Professional fees	446,177	101,515
Federal deposit insurance premiums	5,629	-
Advertising and promotion	17,322	10,276
Other	50,128	45,109

Total non-interest expense	940,674	591,498

Loss before income tax benefit	(392,408)	(81,342)

Income tax benefit	(8,787)	(17,940)

Net loss	$(383,621)	$(63,402)

Basic and diluted loss per share	$(0.51)	$(0.08)
Weighted average shares outstanding, basic and diluted	755,938	753,577

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive IncomE (LOSS)

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$(383,621)	$(63,402)

Other comprehensive income (loss), before tax (benefit):

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	15,042	14,367
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(997,943)	844,554

Other comprehensive income (loss), before tax	(982,901)	858,921

Income tax expense (benefit) related to items of other comprehensive income (loss)	(206,409)	180,395

Other comprehensive income (loss), net of tax (benefit)	(776,492)	678,526

Comprehensive income (loss)	$(1,160,113)	$615,124

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2021
	Common	Additional Paid-in	Unallocated Common Stock Held by	Retained	Accumulated Other Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2020	$7,935	$7,104,920	$(377,524)	$5,630,970	$(765,320)	$11,600,981

Net loss for the three months ended March 31, 2021	-	-	-	(383,621)	-	(383,621)

ESOP shares allocated or committed to be released	-	1,664	5,612	-	-	7,276

Other comprehensive income (loss), net of tax	-	-	-	-	(776,492)	(776,492)

Balance at March 31, 2021	$7,935	$7,106,584	$(371,912)	$5,247,349	$(1,541,812)	$10,448,144

The accompanying notes are an integral part of these consolidated financial statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Cont’d)

	Three Months Ended March 31, 2020
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

The accompanying notes are an integral part of these consolidated financial statements

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(383,621)	$(63,402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	29,334	26,847
Amortization of premiums and accretion of discounts, net	54,737	51,815
Amortization of deferred loan fees and costs, net	(91,275)	21,414
Provision for loan losses	57,387	10,876
Decrease in accrued interest receivable	29,812	43,513
Increase in cash surrender value of life insurance	(15,297)	(15,195)
Net decrease in other assets	28,765	36,130
Net increase (decrease) in other liabilities	99,599	(11,532)
Amortization of stock compensation plans	7,276	12,266
Net cash (used in) provided by operating activities	(183,283)	112,732

Cash flows from investing activities:
Purchases of securities available for sale	(37,143,625)	(7,704,833)
Repayments and maturities of securities held to maturity	999	890
Repayments and maturities of securities available for sale	37,179,087	5,458,578
Loan originations, net of principal repayments	(1,233,498)	1,039,738
Purchases of premises and equipment	-	(1,100)
Redemption of Federal Home Loan Bank and other stock	4,200	4,100
Net cash used in investing activities	(1,192,837)	(1,202,627)

Cash flows from financing activities:
Net increase in deposits	7,033,356	2,104,390
Net decrease in advances from borrowers for taxes and insurance	(94,105)	(93,412)
Repayment of long-term borrowings	(124,078)	(90,952)
Net decrease in short-term borrowings	(5,118,395)	-
Net cash provided by financing activities	1,696,778	1,920,026

Net increase in cash and cash equivalents	320,658	830,131

Cash and cash equivalents at beginning of period	2,146,691	1,820,482

Cash and cash equivalents at end of period	$2,467,349	$2,650,613

Supplemental Information:

Cash paid for:
Interest	$111,287	$201,945
Income taxes	$1,792	$2,859

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2021, and December 31, 2020, the Company had no securities classified as held for trading.

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

Allowance for Loan Losses

An allowance for loan losses is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management of the Company, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Company utilizes a two-tier approach: (1) identification of problem loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Company maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral, and financial condition of the borrowers. Specific loan losses are established for identified loans based on a review of such information and appraisals of the underlying collateral. General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, and management’s judgment. Although management believes that adequate specific and general loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has caused significant disruption to the national economy including New York and the tri-state area, resulting in many business sectors operating below capacity, increased unemployment levels and volatility in the financial markets. In response to the negative effects of COVID-19 on the U.S. economy, Congress enacted the Coronavirus Aide, Relief, and Economic Security Act (“CARES Act”), among other actions, in addition to monetary actions taken by the Federal Reserve, which provide for financial stimulus and government lending programs at unprecedented levels. The effects of these programs, as well as any potential additional stimulus, to support businesses and consumers remain uncertain. Some of the provisions of the CARES Act applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 6 Loans Receivable, Net for more information.

●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The Company is a participant in the PPP. See Note 6 Loans Receivable, Net for more information.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 6 Loans Receivable, Net for more information.

●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight-line basis over the requisite service period. For the three-month period ended March 31, 2021 and 2020, the Company recognized approximately $0 and $5,500, respectively, in expense. These awards were fully expensed as of June 30, 2020. There were no stock options outstanding as of March 31, 2021.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Subsequent Events

The Company evaluated its March 31, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. See also note 2 to the consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” This update amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. The adoption of this guidance on January 1, 2021, did not have a material effect on the Company’s consolidated financial statements.

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

2. Plan of Merger

As previously disclosed on Form 8-K filed March 17, 2021, DLP Bancshares, Inc., a Delaware corporation (“DLP Bancshares”), DLP Ventures Holdings Inc., a Delaware corporation (“Merger Sub”) and Donald Wenner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, pursuant to which DLP Bancshares will acquire the Company.

2. Plan of Merger(Cont’d)

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

3. MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT

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

4. CERTIFICATES OF DEPOSIT

	March 31,	December 31,
	2021	2020

Maturing in:
After five to ten years	$500,000	$500,000

5. SECURITIES

	March 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,089	$15,697	$-	$362,786
Mortgage-backed securities	72,848	1,139	-	73,987

	$419,937	$16,836	$-	$436,773

Securities available for sale:
U.S. government and agency obligations	$20,595,151	$10,491	$682,293	19,923,349
Mortgage-backed securities	28,722,858	497,206	204,163	29,015,901

	$49,318,009	$507,697	$886,456	$48,939,250

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,033	$20,615	$-	$367,648
Mortgage-backed securities	73,838	339	-	74,177

	$420,871	$20,954	$-	$441,825

Securities available for sale:
U.S. government and agency obligations	$20,246,530	$28,158	$22,640	20,252,048
Mortgage-backed securities	29,161,743	629,374	15,708	29,775,409

	$49,408,273	$657,532	$38,348	$50,027,457

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $808,000, $9.2 million and $13.2 million, respectively, at March 31, 2021 ($1.0 million, $9.4 million, and $13.2 million, respectively, at December 31, 2020). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $5.6 million at March 31, 2021. ($5.6 million at December 31, 2020).

There were no sales or calls of securities held to maturity or available for sale for the three months ended March 31, 2021 and 2020, respectively.

The following is a summary of the amortized cost and fair value of securities at March 31, 2021 and December 31, 2020, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

5. SECURITIES (Cont’d)

	March 31, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$5,599,941	$5,610,433
After one to five years	-	-	5,643,563	5,654,339
After five to ten years	-	-	3,162,076	3,099,065
After ten years	419,937	436,773	34,912,429	34,575,413

	$419,937	$436,773	$49,318,009	$48,939,250

	December 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$6,499,847	$6,499,910
After one to five years	-	-	6,100,000	6,115,567
After five to ten years	-	-	3,329,922	3,353,902
After ten years	420,871	441,825	33,478,504	34,058,078

	$420,871	$441,825	$49,408,273	$50,027,457

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2021 and December 31, 2020, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2021
	Under One Year		One Year or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Securities available for sale:
U.S. government and agency obligations	$12,562,917	$682,293	$-	$-
Mortgage-backed securities	6,747,974	201,869	86,838	2,294

	19,310,891	884,162	86,838	2,294

	$19,310,891	$884,162	$86,838	$2,294

5. SECURITIES (Cont’d)

	December 31, 2020
	Under One Year		One Year or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Securities available for sale:
U.S. government and agency obligations	$6,222,465	$22,640	$-	$-
Mortgage-backed securities	3,032,774	13,369	88,292	2,339

	9,255,239	36,009	88,292	2,339

	$9,255,239	$36,009	$88,292	$2,339

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2021, a total of 11 securities were in an unrealized loss position (6 at December 31, 2020). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021 and December 31, 2020 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $1.9 million at March 31, 2021 have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2021	2020
Mortgage loans:
Residential 1-4 family	$14,142,840	$14,132,314
Commercial and multi-family	15,646,981	14,954,657
Home equity lines of credit	188,065	193,795

	29,977,886	29,280,766

Other loans:
Student	3,657,120	3,971,838
Commercial	7,387,234	6,420,542
Passbook	20,980	23,339

	11,065,334	10,415,719

Total loans	41,043,220	39,696,485

Less:
Deferred loan fees (costs and premiums), net	98,948	29,018
Allowance for loan losses	410,414	400,995

	509,362	430,013

	$40,533,858	$39,266,472

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses which were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of March 31, 2021 and December 31, 2020 the Company had 69 and 73 PPP loans outstanding, with an outstanding principal balance of $6.2 million and $ 5.2 million, respectively. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial Loan class. The entire balance of the PPP loans are pledged to secure advances from the Federal Reserve Bank of New York.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $171,000 and $173,000 at March 31, 2021 and December 31, 2020, respectively.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020

Balance at beginning of period	$400,995	$428,908
Provision for loan losses	57,387	10,876
Charge-offs	(47,968)	-

Balance at end of period	$410,414	$439,784

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2021 and December 31, 2020. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

6. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2021
	Mortgage Loans
		Commercial
	Residential 1-4 Family	Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$13,903	$13,976	$188	$3,624	$7,408	$39,099
Special Mention	240	816	-	33	-	1,089
Substandard	-	855	-	-	-	855

Total	$14,143	$15,647	$188	$3,657	$7,408	$41,043

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2020
	Mortgage Loans
		Commercial
	Residential 1-4 Family	Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$14,132	$13,567	$194	$3,939	$6,444	$38,276
Special Mention	-	822	-	33	-	855
Substandard	-	565	-	-	-	565

Total	$14,132	$14,954	$194	$3,972	$6,444	$39,696

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)

Residential 1-4 family	$-	$2	$240	$242	$13,901	$14,143	$-
Commercial real estate and multi-family	-	-	256	256	15,391	15,647	-
Home equity lines of credit	-	-	-	-	188	188	-
Student loans	20	28	27	75	3,582	3,657	-
Commercial and other loans	-	-	-	-	7,408	7,408	-

	$20	$30	$523	$573	$40,470	$41,043	$-

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$243	$243	$13,889	$14,132	$-
Commercial real estate and multi-family	-	-	256	256	14,698	14,954	-
Home equity lines of credit	-	-	-	-	194	194	-
Student loans	25	18	30	73	3,899	3,972	-
Commercial and other loans	-	-	-	-	6,444	6,444	-

	$25	$18	$529	$572	$39,124	$39,696	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2021	2020
	(In thousands)

Residential 1-4 family	$240	$243
Commercial real estate and multi-family	256	256
Home equity lines of credit	-	-
Student loans	123	123
Other loans	-	-

Total non-accrual loans	619	622

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$619	$622

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,900 and $11,000 for the three months ended March 31, 2021 and 2020, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $2,000 during the three months ended March 31, 2021 and 2020, respectively.

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

The recorded investment in the one loan modified in a troubled debt restructuring totaled $237,270 and $239,107 at March 31, 2021 and December 31, 2020, respectively. This loan was current at March 31, 2021 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

The following table provides information about the Company’s impaired loans at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$237	$237	$-

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$239	$239	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average Recorded Investment	Interest Income Received	Average Recorded Investment	Interest Income Received

1-4 residential	$238	$3	$241	$3

During the three months ended March 31, 2021 and 2020, there were no new TDR’s that occurred.

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

As of March 31, 2021, the Company did not have any COVID-19 related deferments. In the second quarter of 2020, the Company made COVID-19 related short-term loan concessions to two residential 1-4 family mortgage loan totaling $438,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of March 31, 2021, one of these loans has paid off and the remaining three loans have come out of the deferment period.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2021
	Mortgage Loans
	Residential	Commercial
	1-4 Family	and Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Beginning balance	$98	$127	$1	$164	$11	$401
Provision for loan losses	2	7	-	49	(1)	57
Charge Offs	-	-	-	(48)	-	(48)

Ending Balance	$100	$134	$1	$165	$10	$410

6. LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	March 31, 2020
	Mortgage Loans
	Residential	Commercial
	1-4 Family	and Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$429
Provision for loan losses	7	1	-	2	1	11

Ending Balance	$149	$135	$2	$142	$12	$440

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,258,616 and $1,382,694 as of March 31, 2021 and December 31, 2020, respectively. The advance at March 31, 2021 and December 31, 2020 carried an interest rate of 2.2% and matures in June 2024.

Advances from the Federal Reserve Bank of New York totaled $0 and $5,118,395 at March 31, 2021 and December 31, 2020, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances have an interest rate of 0.35% and are collateralized by the related PPP loans. The advances must be repaid when the collateral loans are paid off. The collateralized loans have a maturity of two years.

At March 31, 2021, the Company had a remaining borrowing capacity at the FHLB of $28.2 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at March 31, 2021.

See Note 5 to the consolidated financial statements regarding securities pledged as collateral for borrowings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2021	2020

Unrealized net loss on pension plan	$(1,572,869)	$(1,587,911)
Unrealized gain (loss) on securities available for sale	(378,759)	619,184

Accumulated other comprehensive loss before taxes	(1,951,628)	(968,727)

Tax effect	409,816	203,407

Accumulated other comprehensive loss	$(1,541,812)	$(765,320)

9. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2021, and December 31, 2020, the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since March 31, 2021 that management believes have changed the Association’s capital ratings.

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule’s requirements was phased in over a multi-year transition period ending on January 1, 2020. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each subsequent year by an additional 0.625 percent until it reached its final level of 2.5 percent of risk-weighted assets on January 1, 2020. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

9. REGULATORY CAPITAL (Cont’d)

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

			Minimum Capital		To be Well Capitalized Under Prompt Corrective		To be Well Capitalized With Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

March 31, 2021

Tangible Capital	$10,883	11.49%	$1,421	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,293	25.81%	4,594	10.50%	4,375	10.00%	4,594	10.50%
Common Equity Tier 1 Capital	10,883	24.87%	3,063	7.00%	2,844	6.50%	3,063	7.00%
Tier 1 Risk-based Capital	10,883	24.87%	3,719	8.50%	3,500	8.00%	3,719	8.50%
Tier 1 Leverage Capital	10,883	11.49%	3,790	4.00%	4,737	5.00%	N/A	N/A

December 31, 2020

Tangible Capital	$11,335	12.35%	$1,376	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,736	26.95%	4,572	10.50%	4,354	10.00%	4,572	10.50%
Common Equity Tier 1 Capital	11,335	26.03%	3,048	7.00%	2,830	6.50%	3,048	7.00%
Tier 1 Risk-based Capital	11,335	26.03%	3,701	8.50%	3,484	8.00%	3,701	8.50%
Tier 1 Leverage Capital	11,335	12.35%	3,670	4.00%	4,588	5.00%	N/A	N/A

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2021 and December 31, 2020. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2021:
Securities available for sale	$48,939,250	$-	$48,939,250	$-

December 31, 2020:
Securities available for sale	$50,027,457	$-	$50,027,457	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,467	$2,467	$2,147	$2,147
Certificates of deposit	500	500	500	500
Securities held to maturity	420	437	421	442
Securities available for sale	48,939	48,939	50,027	50,027
Loans receivable	40,534	40,411	39,266	39,396
FHLB and other stock, at cost	222	222	226	226
Accrued interest receivable	496	496	526	526

Financial liabilities:
Deposits	85,284	85,468	78,251	78,461
Borrowings	1,259	1,289	6,501	6,543

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

11. CONTINGENCIES

The Company has a $3.7 million student loan portfolio of which $2.6 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $45,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax and we expect to have an estimate of our recovery sometime during 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as well as the unaudited financial statements and notes appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	economic and/or policy changes related the COVID-19 pandemic;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to consummate our announced Plan of Merger;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year December 31, 2020.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets increased $ 628,000, or 0.64%, to $ 98.1 million at March 31, 2021 from $97.5 million at December 31, 2020. The increase was primarily due to higher balances of loans and cash, partly offset by a decrease in investment securities. Loans and cash balances increased $1.3 million and $321,000, respectively, partly offset by a $1.1 million decrease in securities available for sale.

Cash and cash equivalents increased $321,000, or 14.9%, to $2.5 million at March 31, 2021 from $2.1 million at December 31, 2020, as a result of an increase in deposits partly offset by a decrease in borrowings and an increase in loans receivable.

Securities available for sale decreased $1.1 million, or 2.2%, to $48.9 million at March 31, 2021 from $50.0 million at December 31, 2020 primarily due to a decrease in unrealized gains on securities available for sale of $1.0 million.

Net loans receivable increased $1.3 million, or 3.2%, to $40.5 million at March 31, 2021 from $39.3 million at December 31, 2020. The increase in loans receivable was primarily due to increases in the commercial loan and commercial real estate portfolios partly offset by a decrease in the student loan portfolio.

At March 31, 2021, our investment in bank-owned life insurance increased $15,000 to $2.5 million from $2.4 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Federal Home Loan Bank of New York (“FHLB) and other stock decreased $4,000, or 1.9%, to $ 222,000 at March 31, 2021 compared to $226,000 at December 31, 2020, primarily due to a reduction in FHLB advances.

Deferred income taxes increased $206,000, or 30.1%, from $685,000 at December 31, 2020 to $892,000 at March 31, 2021 primarily due to the increase in net unrealized losses in the securities available for sale portfolio.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and accounts receivable decreased $29,000, or 10.4%, to $248,000 at March 31, 2021, compared to $276,000 at December 31, 2020, mainly due to a decrease in accounts receivable and prepaid insurance, partly offset by an increase in other prepaid expenses.

Total deposits increased $7.0 million, or 9.0%, to $85.3 million at March 31, 2021 from $78.3 million at December 31, 2020. The increase was primarily due to increases in DDA, NOW and Certificates of Deposit of $3.7 million, or 62.5%, $1.4, million, or 10.7% and $$1.7 million, or 5.7%, respectively.

Borrowings decreased $5.2 million, or 80.6% from $6.5 million at December 31, 2020 to $1.3 million at March 31, 2021, primarily due to the pay-off of the PPP line with the Federal Reserve Bank of New York. At March 31, 2021, we had the ability to borrow an additional $28.2 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $1.2 million to $10.4 million at March 31, 2021 from $11.6 million at December 31, 2020 primarily due to a $776,000 increase in accumulated other comprehensive loss (net of tax) due to an increase in unrealized losses in the securities available for sale portfolio and the $384,000 loss for the first quarter of 2021.

Comparison of Results of Operations for the Quarters Ended March 31, 2021 and March 31, 2020

General. We recorded net loss of $384,000 for the quarter ended March 31, 2021 compared to a net loss of $63,000 for the quarter ended March 31, 2020. The increase in net loss was primarily due to a higher non-interest expenses partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased $92,000 to $574,000 for the three months ended March 31, 2021 compared to $482,000 for the three months ended March 31, 2020, primarily due to a decrease in interest expense. Interest and dividend income decreased $8,000, or 1.2%, from $684,000 for the three months ended March 31, 2020 to $676,000 for the three months ended March 31, 2021. Interest expense decreased $100,000, or 49.50% to $102,000 for the three months ended March 31, 2021, compared to $202,000 for the same period in 2020.

The average yield on our loans increased 43 basis points, the average yield on our investment securities decreased 112 basis points and the average yield on mortgage-backed securities decreased 20 basis points during the quarter ended March 31, 2021 compared to the same quarter in 2020. Our net interest rate spread increased 22 basis points to 2.41% for the quarter ended March 31, 2021 from 2.19% for the quarter ended March 31, 2020 and our net interest margin increased 14 basis points to 2.49% for the 2021 quarter from 2.35% for the 2020 quarter. Average interest-earning assets increased $10.9 million, or 13.2%, to $93.5 million for the quarter ended March 31, 2021 from $82.6 million for the first quarter of 2020.

Interest and Dividend Income. Interest and dividend income decreased $8,000 to $676,000 for the quarter ended March 31, 2021 from $684,000 for the quarter ended March 31, 2020. The decrease resulted primarily from a $27,000 decrease in interest income on mortgage-backed securities, and a $11,000 decrease in interest income on federal funds sold and other earning assets, partly offset by a $25,000 increase in interest income on loans and a $5,000 increase in interest income on investment securities.

Interest income on loans increased $25,000, or 5.7%, to $464,000 for the quarter ended March 31, 2021 from $438,000 for the quarter ended March 31, 2020. The increase resulted primarily from a 43 basis point increase in yield to 4.82% for the first quarter of 2021 compared to 4.39% for the first quarter of 2020. The increase in yield was primarily due to an increase in loan origination fees on PPP loans. This increase was partly offset by a decrease in average loan balances of $1.2 million.

Interest and dividend income on investment securities increased $5,000 primarily due to a $9.4 million increase in average balances to $18.5 million for the quarter ended March 31, 2021 from $9.1 million for the quarter ended March 31, 2020, partly offset by a 112 basis point decrease in yield to 1.32% for the quarter ended March 31, 2021 from 2.44% for the quarter ended March 31, 2020. Interest income on mortgage backed securities decreased $27,000 primarily due to a 20 basis point decrease in the yield to 2.06% for the 2021 quarter from 2.26% for the 2020 quarter and a $2.1 million decrease in average balances to $28.8 million for the quarter ended March 31, 2021 from $30.9 million for the quarter ended March 31, 2020. Interest income on federal funds sold and other earning assets decreased $11,000 to $5,000 for the three months ended March 31, 2021 from $16,000 for the three months ended March 31, 2020 primarily due to a decrease in rates.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings decreased $100,000, or 49.5%, to $102,000 for the quarter ended March 31, 2021 from $202,000 for the quarter ended March 31, 2020. The decrease was primarily due to a decrease of $102,000 in interest expense on deposits partly offset by a $2,000 increase in interest expense on borrowings. The cost of interest-bearing deposits for the quarter ended March 31, 2021 decreased 62 basis points to 0.50% compared to 1.12% for the quarter ended March 31, 2020. Average interest-bearing liabilities increased $8.5 million, or 11.9% to $79.7 million for the quarter ended March 31, 2021 from $71.2 million for the quarter ended March 31, 2020. The average balance of savings deposits, NOW deposits and money market deposits increased $3.1 million, $2.2 million and $536,000, respectively, while the average balance of certificate of deposit decreased $1.7 million. The average balance of borrowings and escrows increased $4.4 million for the quarter ended March 31, 2021 to $6.5 million from $2.1 million for the quarter ended March 31, 2020.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $57,000 provision for loan losses recorded for the quarter ended March 31, 2021 compared to an $11,000 provision recorded for the quarter ended March 31, 2020. We had $48,000 of charge-offs for the quarter ended March 31, 2021 compared to $0 for the quarter ended March 31, 2020. There were no recoveries for the quarters ended March 31, 2021 and 2020.

Non-interest Income. Non-interest income decreased $7,000, or 18.5% for the quarter ending March 31, 2021 compared to March 31, 2020, mainly due to a decrease in fees and service charges earned.

Non-interest Expense. Non-interest expense increased $349,000 or 59.0%, to $941,000 for the quarter ended March 31, 2021 from $591,000 for the quarter ended March 31, 2020. The increase was primarily due to higher professional fees, FDIC premiums and advertising and promotion expense partly offset by a decrease in compensation and benefits expense.

Compensation and benefits decreased $22,000, or 7.3% primarily due to lower salary expense. Professional fees increased $345,000, or 339.5%. Merger related professional fees totaled $361,000 for the quarter ended March 31,2021 and $16,000 for the quarter ended March 31, 2020. FDIC premiums increased due to a one-time credit received from the insurance fund in 2020 that was not received in 2021. Advertising costs increased due to enhanced marketing initiatives.

Income Tax Benefit. We recorded an income tax benefit of $9,000 for the quarter ended March 31, 2021 compared to an income tax benefit of $18,000 for the quarter ended March 31, 2020. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance and non-deductible merger related expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 14, 2021	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and Treasurer

