Form 10-Q
period 2021-06-30
Sunnyside Bancorp, Inc.
filed 2021-08-16
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company “ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 12, 2021, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30,	December 31,
	2021	2020
Assets

Cash and cash equivalents	$2,193,981	$2,146,691
Certificates of deposit	500,000	500,000
Securities held to maturity, net; approximate fair value of $436,000 (June 30, 2021) and $442,000 (December 31, 2020)	418,967	420,871
Securities available for sale	47,996,715	50,027,457
Loans receivable, net	39,074,559	39,266,472
Premises and equipment, net	944,349	988,784
Federal Home Loan Bank of New York and other stock, at cost	205,100	225,900
Accrued interest receivable	484,085	525,768
Cash surrender value of life insurance	2,470,642	2,438,576
Deferred income taxes	800,912	685,308
Other assets	192,100	276,285

Total assets	$95,281,410	$97,502,112

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$82,560,965	$78,250,794
Borrowings	1,196,235	6,501,089
Advances from borrowers for taxes and insurance	466,883	538,879
Other liabilities	668,909	610,369

Total liabilities	84,892,992	85,901,131

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,110,230	7,104,920
Unallocated common stock held by the Employee Stock Ownership Plan	(366,299)	(377,524)
Retained earnings	4,836,764	5,630,970
Accumulated other comprehensive (loss)	(1,200,212)	(765,320)

Total stockholders’ equity	10,388,418	11,600,981

Total liabilities and stockholders’ equity	$95,281,410	$97,502,112

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Three Months Ended
	June 30,
	2021	2020

Interest and dividend income:
Loans	$386,900	$416,345
Investment securities	72,723	61,803
Mortgage-backed securities	159,251	153,475
Federal funds sold and other earning assets	6,212	8,358

Total interest and dividend income	625,086	639,981

Interest Expense:
Deposits	87,339	178,856
Borrowings	6,751	9,938

Total interest expense	94,090	188,794

Net interest income	530,996	451,187

Provision for loan losses	9,011	9,902

Net interest income after provision for loan losses	521,985	441,285

Non-interest income:
Fees and service charges	18,637	16,334
Income on bank owned life insurance	16,769	14,318
Gain on call of bank certificate of deposit	-	703

Total non-interest income	35,406	31,355

Non-interest expense:
Compensation and benefits	286,318	293,585
Occupancy and equipment, net	65,504	61,592
Data processing service fees	77,739	72,167
Merger related expenses	384,391	20,448
Professional fees	88,185	83,880
Federal deposit insurance premiums	6,017	4,815
Advertising and promotion	13,680	12,511
Other	49,671	46,502

Total non-interest expense	971,505	595,500

Income (loss) before income taxes (benefit)	(414,114)	(122,860)

Income tax expense (benefit)	(3,529)	(27,135)

Net income (loss)	$(410,585)	$(95,725)

Basic and diluted income (loss) per share	(0.54)	(0.13)

Weighted average shares outstanding, basic and diluted	756,497	754,138

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Six Months Ended
	June 30,
	2021	2020
Interest and dividend income:
Loans	$850,359	$854,725
Investment securities	133,121	117,238
Mortgage-backed securities	306,133	326,973
Federal funds sold and other earning assets	11,011	24,599

Total interest and dividend income	1,300,624	1,323,535

Interest expense:
Deposits	178,215	371,348
Borrowings	17,774	19,227

Total interest expense	195,989	390,575

Net interest income	1,104,635	932,960

Provision for loan losses	66,398	20,778

Net interest income after provision for loan losses	1,038,237	912,182

Non-interest income:
Fees and service charges	35,354	40,398
Income on bank owned life insurance	32,066	29,513
Gain on call of bank certificate of deposit	-	703

Total non-interest income	67,420	70,614

Non-interest expense:
Compensation and benefits	563,908	592,914
Occupancy and equipment, net	130,373	123,325
Data processing service fees	156,698	145,703
Merger related expenses	745,402	36,324
Professional fees	173,351	169,519
Federal deposit insurance premiums	11,646	4,815
Advertising and promotion	31,002	22,787
Other	99,799	91,611

Total non-interest expense	1,912,179	1,186,998

Income (loss) before income taxes (benefit)	(806,522)	(204,202)

Income tax expense (benefit)	(12,316)	(45,075)

Net income (loss)	$(794,206)	$(159,127)

Basic and diluted income (loss) per share	$(1.05)	$(0.21)

Weighted average shares outstanding, basic and diluted	756,219	753,858

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

	Three Months Ended
	June 30,
	2021	2020

Net income (loss)	$(410,585)	$(95,725)

Other comprehensive income, before tax:
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	15,042	14,367

Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	417,363	62,917

Other comprehensive income, before tax	432,405	77,284

Income tax expense related to items of other comprehensive income	90,805	16,230

Other comprehensive income, net of tax	341,600	61,054

Comprehensive income (loss)	$(68,985)	$(34,671)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (LOSS)

	Six Months Ended
	June 30,
	2021	2020

Net income (loss)	$(794,206)	$(159,127)

Other comprehensive income (loss), before tax (benefit):
Defined benefit pension plans
Amortization of loss included in net periodic plan cost	30,084	28,734

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(580,580)	907,471

Other comprehensive income (loss), before tax (benefit)	(550,496)	936,205

Income tax expense (benefit) related to items of other comprehensive income (loss)	(115,604)	196,625

Other comprehensive income (loss), net of tax (benefit)	(434,892)	739,580

Comprehensive income (loss)	$(1,229,098)	$580,453

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional	Unallocated Common Stock		Accumulated Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2020	$7,935	$7,104,920	$(377,524)	$5,630,970	$(765,320)	$11,600,981

Net loss for the three months ended March 31, 2021	-	-	-	(383,621)	-	(383,621)

ESOP shares allocated or committed to be released	-	1,664	5,612	-	-	7,276

Other comprehensive (loss), net of tax	-	-	-	-	(776,492)	(776,492)

Balance at March 31, 2021	7,935	7,106,584	(371,912)	5,247,349	(1,541,812)	10,448,144

Net loss for the three months ended June 30, 2021	-	-	-	(410,585)	-	(410,585)

ESOP shares allocated or committed to be released	-	3,646	5,613	-	-	9,259

Other comprehensive income, net of tax	-	-	-	-	341,600	341,600

Balance at June 30, 2021	$7,935	$7,110,230	$(366,299)	$4,836,764	$(1,200,212)	$10,388,418

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont’d)

		Additional	Unallocated Common Stock		Accumulated Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

Net loss for the three months ended March 31, 2020	-	-	-	(63,402)	-	(63,402)

ESOP shares allocated or committed to be released	-	1,141	5,612	-	-	6,753

Restricted stock awards earned	-	5,513	-	-	-	5,513

Other comprehensive income, net of tax	-	-	-	-	678,526	678,526

Balance at March 31, 2020	7,935	7,099,022	(394,362)	5,803,196	(484,070)	12,031,721

Net loss for the three months ended June 30, 2020	-	-	-	(95,725)	-	(95,725)

ESOP shares allocated or committed to be released	-	(893)	5,613	-	-	4,720

Restricted stock awards earned	-	5,512	-	-	-	5,512

Other comprehensive income, net of tax	-	-	-	-	61,054	61,054

Balance at June 30, 2020	$7,935	$7,103,641	$(388,749)	$5,707,471	$(423,016)	$12,007,282

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(794,206)	$(159,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	58,409	54,305
Amortization of premiums and accretion of discounts, net	105,212	117,021
Amortization of deferred loan fees and costs, net	(99,922)	17,534
Provision for loan losses	66,398	20,778
Gain on call of certificates of deposit	-	(703)
Decrease in accrued interest receivable	41,683	855
Increase in cash surrender value of life insurance	(32,066)	(29,513)
Amortization of stock compensation plans	16,535	22,498
Decrease in other assets	84,185	7,093
Increase in other liabilities	88,624	5,252

Net cash (used in) provided by operating activities	(465,148)	55,993

Cash flows from investing activities:
Repayments and maturities of certificates of deposit	-	500,000
Purchases of securities available for sale	(43,158,615)	(18,889,451)
Repayments and maturities of securities held to maturity	2,034	1,812
Repayments and maturities of securities available for sale	44,503,435	9,027,386
Loan originations, net of principal repayments	225,437	(2,412,934)
Purchases of bank premises and equipment	(13,974)	(52,702)
Redemption of FHLB stock	20,800	1,600

Net cash provided by (used in) investing activities	1,579,117	(11,824,289)

Cash flows from financing activities:
Net increase in deposits	4,310,171	6,185,138
Net decrease in advances from borrowers for taxes and insurance	(71,996)	(150,094)
Repayment of long-term borrowings	(186,459)	(182,405)
Net (decrease) increase in short term borrowings	(5,118,395)	5,999,171

Net cash (used in) provided by financing activities	(1,066,679)	11,851,810

Net increase in cash and cash equivalents	47,290	83,514

Cash and cash equivalents at beginning of period	2,146,691	1,820,482

Cash and cash equivalents at end of period	$2,193,981	$1,903,996

Supplemental Information:

Cash paid for:
Interest	$206,462	$389,754
Income taxes	$2,092	$2,859

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2021, and December 31, 2020, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. The Company recognized approximately $0 and $5,500 respectively in expense for the three month periods ended June 30, 2021 and 2020 and $0 and $11,000 in expense for the six month periods ended June 30, 2021 and 2020 in regard to those restricted stock awards. These awards have been fully expensed as of June 30, 2020. There were no stock options outstanding as of June 30, 2021.

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

Subsequent Events

The Company evaluated its June 30, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

2. PLAN OF MERGER

As previously disclosed on Form 8-K filed June 16, 2021, Rhodium BA Holdings, LLC, a Delaware limited liability company (“Rhodium”), Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”) and Mark Silber, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Rhodium will acquire the Company.

Under the terms of the Merger Agreement, Rhodium will acquire all of Sunnyside Bancorp’s outstanding common stock at a price of $18.75 per share in cash. The aggregate value of the transaction is expected to be approximately $14.9 million.

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

The Merger Agreement provides certain termination rights for both Rhodium and Sunnyside Bancorp, and further provides that upon termination of the Merger Agreement under certain circumstances, Sunnyside Bancorp will be obligated to pay Rhodium a termination fee of $615,000. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances, either Rhodium or Mr. Silber will be obligated to pay Sunnyside Bancorp a termination fee of $850,000. Those funds were placed in escrow at the time of the execution of the Merger Agreement.

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

4. CERTIFICATES OF DEPOSIT

	June 30,	December 31,
	2021	2020

Maturing in:
After five to ten years	$500,000	$500,000

5. SECURITIES

	June 30, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,145	$15,765	$-	$362,910
Mortgage-backed securities	71,822	1,011	-	72,833

	$418,967	$16,776	$-	$435,743

Securities available for sale:
U.S. government and agency obligations	$18,495,305	$9,172	$343,559	$18,160,918
Mortgage-backed securities	29,462,806	494,655	121,664	29,835,797

	$47,958,111	$503,827	$465,223	$47,996,715

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,033	$20,615	$-	$367,648
Mortgage-backed securities	73,838	339	-	74,177

	$420,871	$20,954	$-	$441,825

Securities available for sale:
U.S. government and agency obligations	$20,246,530	$28,158	$22,640	$20,252,048
Mortgage-backed securities	29,161,743	629,374	15,708	29,775,409

	$49,408,273	$657,532	$38,348	$50,027,457

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $ 673,000, $8.1 million and $12.2 million, respectively, at June 30, 2021 ($1.0 million, $9.4 million, and $13.2 million, respectively, at December 31, 2020). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $8.6 million at June 30,2021 and $5.6 million at December 31, 2020.

There were no sales of securities held to maturity or available for sale for the three and six months ended June 30, 2021 and 2020, respectively.

The following is a summary of the amortized cost and fair value of securities at June 30, 2021 and December 31, 2020, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

5. SECURITIES (Cont’d)

	June 30, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$3,499,992	$3,507,822
After one to five years	-	-	8,643,330	8,693,888
After five to ten years	-	-	4,402,442	4,446,320
After ten years	418,967	435,743	31,412,347	31,348,685

	$418,967	$435,743	$47,958,111	$47,996,715

	December 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$6,499,847	$6,499,910
After one to five years	-	-	6,100,000	6,115,567
After five to ten years	-	-	3,329,922	3,353,902
After ten years	420,871	441,825	33,478,504	34,058,078

	$420,871	$441,825	$49,408,273	$50,027,457

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2021 and December 31, 2020, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2021
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	13,901,748	343,559	-	-
Mortgage-backed securities	6,491,471	119,639	76,379	2,025

	20,393,219	463,198	76,379	2,025

	$20,393,219	$463,198	$76,379	$2,025

5. SECURITIES (Cont’d)

	December 31, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	6,222,465	22,640	-	-
Mortgage-backed securities	3,032,774	13,369	88,292	2,339

	9,255,239	36,009	88,292	2,339

	$9,255,239	$36,009	$88,292	$2,339

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 11 and 6 securities were in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2021 and December 31, 2020 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $4.8 million at June 30, 2021, have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

	June 30,	December 31,
	2021	2020
Mortgage loans:
Residential 1-4 family	$13,648,088	$14,132,314
Commercial and multi-family	15,270,566	14,954,657
Home equity lines of credit	186,096	193,795

	29,104,750	29,280,766
Other loans:
Passbook	18,597	23,339
Student	3,407,959	3,971,838
Commercial	7,104,124	6,420,542

	10,530,680	10,415,719

Total loans	39,635,430	39,696,485

Less:
Deferred loan fees (costs and premiums), net	154,837	29,018
Allowance for loan losses	406,034	400,995

	560,871	430,013

	$39,074,559	$39,266,472

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2021, the Company had 62 PPP loans outstanding, with an outstanding principal balance of $ 6.0 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan class.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $116,000 and $173,000 at June 30, 2021 and December 31, 2020, respectively.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	June 30,
	2021	2020

Balance at beginning of period	$410,414	$439,784
Provision for loan losses	9,011	9,902
Charge-offs	(21,802)	-
Recoveries	8,411	-

Balance at end of period	$406,034	$449,686

	Six Months Ended
	June 30,
	2021	2020

Balance at beginning of period	$400,995	$428,908
Provision for loan losses	66,398	20,778
Charge-offs	(69,770)	-
Recoveries	8,411	-

Balance at end of period	$406,034	$449,686

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2021 and December 31, 2020. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

6. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2021
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$13,410	$13,630	$186	$3,375	$7,122	$37,723
Special Mention	238	811	-	33	-	1,082
Substandard	-	830	-	-	-	830

Total	$13,648	$15,271	$186	$3,408	$7,122	$39,635

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2020
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$14,132	$13,567	$194	$3,939	$6,444	$38,276
Special Mention	-	822	-	33	-	855
Substandard	-	565	-	-	-	565

Total	$14,132	$14,954	$194	$3,972	$6,444	$39,696

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2021
	30-59 Days	60-89 Days Past	90 Days or More Past	Total Past	Current	Total	90 Days or More Past Due and
	Past Due	Due	Due	Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$238	238	$13,410	$13,648	$-
Commercial real estate and multi-family	-	-	234	234	15,037	15,271	-
Home equity lines of credit	-	-	-	-	186	186	-
Student loans	-	55	27	82	3,326	3,408	-
Other loans	-	-	-	-	7,122	7,122	-

	$-	$55	$499	554	$39,081	$39,635	$-

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or More	Total	Current	Total	90 Days or More Past Due and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$243	$243	$13,889	$14,132	$-
Commercial and multi-family	-	-	256	256	14,698	14,954	-
Home equity lines of credit	-	-	-	-	194	194	-
Student loans	25	18	30	73	3,899	3,972	-
Commercial and other loans	-	-	-	-	6,444	6,444	-

	$25	$18	$529	$572	$39,124	$39,696	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
Non-accrual loans:
Residential 1-4 family	$238	$256
Commercial real estate and multi-family	234	243
Home equity lines of credit	-	-
Student	93	123
Commercial and other loans	-	-

Total non-accrual loans	565	622

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$565	$622

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,400 and $10,300 for the three months ended June 30, 2021 and 2020, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $700 during the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020, such interest income that would have been recognized on non-accrual loans totaled approximately $15,200 and $20,600, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $800 during the six months ended June 30, 2021 and 2020, respectively.

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

The following table provides information about the Company’s impaired loans at June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$237	$237	$-

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$239	$239	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$238	$4	$241	$4

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$238	$7	$241	$7

The recorded investment in the one loan modified in a troubled debt restructuring totaled $236,735 and $239,107 at June 30, 2021 and December 31, 2020, respectively. This loan was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three and six months ended June 30, 2021 and 2020, there were no new TDR’s that occurred.

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

As of June 30, 2021, the Company did not have any COVID-19 related deferments. In the second quarter of 2020, the Company made COVID-19 related short-term loan concessions to two residential 1-4 family mortgage loans totaling $438,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of June 30, 2021, one of these loans has paid off and the remaining three loans have come out of the deferment period.

6. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	June 30, 2021
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$100	$134	$1	$165	$10	$-	$410
Provision for loan losses	(4)	22	-	(9)	-	-	9
Charge offs	-	(22)	-	-	-	-	(22)
Recoveries	-	-	-	9	-	-	9

Ending Balance	$96	$134	$1	$165	$10	$-	$406

	Three Months Ended
	June 30, 2020
	Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$149	$135	$2	$142	$12	$-	$440
Provision for loan losses	(18)	5	-	23	-	-	10

Ending Balance	$131	$140	$2	$165	$12	$-	$450

	Six Months Ended
	June 30, 2021
		Mortgage Loans
	Residential 1-4 Family	Commercial and Multi-Family	Home Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$98	$127	$1	$164	$11	$-	$401
Provision for loan losses	(2)	29	-	40	(1)	-	66
Charge offs	-	(22)	-	(48)	-	-	(70)
Recoveries	-	-	-	9	-	-	9

Ending Balance	$96	$134	$1	$165	$10	$-	$406

6. LOANS RECEIVABLE, NET (Cont’d)

	Six Months Ended
	June 30, 2020
	Mortgage Loans
	Residential	Commercial and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$-	$429
Provision for loan losses	(11)	6	-	25	1	-	21

Ending Balance	$131	$140	$2	$165	$12	$-	$450

See Note 11 “Contingencies” for an additional discussion on the Company’s student loan portfolio.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,196,235 and $1,382,694 as of June 30, 2021 and December 31, 2020, respectively. The advance carries an interest rate of 2.2% and matures in June 2024.

Advances from the Federal Reserve Bank of New York totaled $0 and $5,118,395 at June 30, 2021 and December 31, 2020, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances had an interest rate of 0.35% and were collateralized by the related PPP loans. The advances were required to be repaid when the collateral loans were paid off. The collateral loans have a maturity of two years.

At June 30, 2021, the Company had a borrowing capacity at the FHLB of $28.6 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at June 30, 2021.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30,	December 31,
	2021	2020

Unrealized net loss on pension plan	$(1,557,827)	$(1,587,911)
Unrealized gain on securities available for sale	38,604	619,184

Accumulated other comprehensive loss before taxes	(1,519,223)	(968,727)

Tax effect	319,011	203,407

Accumulated other comprehensive loss	$(1,200,212)	$(765,320)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2021, and December 31, 2020, the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since June 30, 2021 that management believes have changed the Association’s capital ratings.

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions			To be Well Capitalized With Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

June 30, 2021

Tangible Capital	$10,479	10.69%	$1,470	1.50%	$	N/A	N/A	$	N/A	N/A
Total Risked-based Capital	10,885	24.06%	4,749	10.50%		4,523	10.00%		4,749	10.50%
Common Equity Tier 1 Capital	10,479	23.17%	3,166	7.00%		2,940	6.50%		3,166	7.00%
Tier 1 Risk-based Capital	10,479	23.17%	3,845	8.50%		3,619	8.00%		3,845	8.50%
Tier 1 Leverage Capital	10,479	10.69%	3,920	4.00%		4,901	5.00%		N/A	N/A

December 31, 2020

Tangible Capital	$11,335	12.35%	$1,376	1.50%	$	N/A	N/A	$	N/A	N/A
Total Risked-based Capital	11,736	26.95%	4,572	10.50%		4,354	10.00%		4,572	10.50%
Common Equity Tier 1 Capital	11,335	26.03%	3,048	7.00%		2,830	6.50%		3,048	7.00%
Tier 1 Risk-based Capital	11,335	26.03%	3,701	8.50%		3,484	8.00%		3,701	8.50%
Tier 1 Leverage Capital	11,335	12.35%	3,670	4.00%		4,588	5.00%		N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2021 and December 31, 2020. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2021:
Securities available for sale	$47,996,715	$-	$47,996,715	$-

December 31, 2020:
Securities available for sale	$50,027,457	$-	$50,027,457	$-

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

There were no assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,194	$2,194	$2,147	$2,147
Certificates of deposit	500	500	500	500
Securities held to maturity	419	436	421	442
Securities available for sale	47,997	47,997	50,027	50,027
Loans receivable	39,075	39,215	39,266	39,396
FHLB and other stock, at cost	205	205	226	226
Accrued interest receivable	484	484	526	526

Financial liabilities:
Deposits	82,561	82,707	78,251	78,461
Borrowings	1,196	1,223	6,501	6,543

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

11. CONTINGENCIES

At June 30,2021 the Company has a $3.4 million student loan portfolio of which $2.5 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $41,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time. The Company filed a claim against ReliaMax in 2018 and we expect to have an estimate of our recovery sometime during 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as well as the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2020.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets decreased $2.2 million, or 2.3%, to $95.3 million at June 30, 2021 from $97.5 million at December 31, 2020. The decrease was primarily due to decreases in securities available for sale and loan balances of $2.0 million and $192,000, respectively. Total liabilities decreased $1.0 million from $85.9 million at December 31, 2020 to $84.9 million at June 30, 2021. Borrowings decreased $5.3 million and were partly offset by a $4.3 million increase in deposits.

Securities available for sale decreased $2.0 million, or 4.1%, to $48.0 million at June 30, 2021 from $50.0 million at December 31, 2020 primarily due to a decrease in U.S. government and agency obligations.

Net loans receivable decreased $192,000, or 0.5%, to $39.1 million at June 30, 2021 from $39.3 million at December 31, 2020. Residential 1-4 family loans and student loans decreased $484,000 and $564,000, respectively. These decreases were partly offset by a $742,000 increase in PPP loans.

At June 30, 2021, our investment in bank-owned life insurance increased $32,000 to $2.5 million from $2.4 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $116,000, or 16.9%, to $801,000 at June 30, 2021, from $685,000 at December 31, 2020 primarily due to the decrease in net unrealized gains on the available-for-sale investment portfolio.

Other assets, consisting primarily of prepaid insurance premiums and prepaid expenses decreased $84,000, or 30.5%, to $192,000 at June 30, 2021, compared to $276,000 at December 31, 2020, mainly due to a reduction in prepaid insurance and receivables.

Total deposits increased $4.3 million, or 5.5%, to $82.6 million at June 30, 2021 from $78.3 million at December 31, 2020. The increase resulted primarily from increases in non-interest bearing checking balances, certificates of deposit, NOW and savings balances of $2.5 million, $1.8 million, $321,000 and $191,000, respectively,

Borrowings decreased $5.3 million, or 81.6% from $6.5 million at December 31, 2020 to $1.2 million at June 30, 2021, primarily due to the pay-off of the PPP line with the Federal Reserve Bank of New York. At June 30, 2021, we had the ability to borrow an additional $27.4 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased to $10.4 million at June 30, 2021 from $11.6 million at December 31, 2020 resulting primarily from an increase in other comprehensive loss of $435,000 due to lower unrealized gains in the available-for-sale investment portfolio and a reduction of retained earnings of $794,000 due to losses recorded for the first six months of 2021.

Comparison of Results of Operations for the Quarters Ended June 30, 2021 and June 30, 2020

General. We recorded a net loss of $411,000 for the quarter ended June 30, 2021 compared to net loss of $96,000 for the quarter ended June 30, 2020. The increase in net loss resulted primarily from $384,000 of professional fees associated with the Company’s announced merger, partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased $80,000 to $531,000 for the three months ended June 30, 2021 compared to $451,000 for the three months ended June 30, 2020, primarily due to a decrease in interest expense, partly offset by a decrease in interest and dividend income. Interest expense decreased $95,000, or 50.2%, to $94,000 for the 2021 quarter, compared to $189,000 for the 2020 quarter. Interest and dividend income decreased $15,000, or 2.3%, to $625,000 for the three months ended June 30, 2021 from $640,000 for the three months ended June 30, 2020.

The average yield on our loans decreased 15 basis points, the average yield on our investment securities decreased 53 basis points and the average yield on mortgage-backed securities decreased 15 basis points during the quarter ended June 30, 2021 compared to the same quarter in 2020. Our net interest rate spread increased 31 basis points to 2.23% for the quarter ended June 30, 2021 from 1.92% for the quarter ended June 30, 2020 and our net interest margin increased 23 basis points to 2.31% for the 2021 quarter from 2.08% for the 2020 quarter. Average interest-earning assets increased $5.0 million, or 5.7%, to $92.2 million for the quarter ended June 30, 2021 from $87.3 million for the quarter ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income decreased $15,000, or 2.3%, to $625,000 for the quarter ended June 30, 2021 from $640,000 for the quarter ended June 30, 2020. The decrease resulted primarily from a $29,000, or 7.1% decrease in interest income on loans, partly offset by an increase in interest income on investment securities and mortgage-backed securities of $11,000, or 17.7% and $6,000, or 3.8%, respectively.

Interest income on loans decreased $29,000, or 7.1%, to $387,000 for the quarter ended June 30, 2021 from $416,000 for the quarter ended June 30, 2020. The decrease resulted primarily from a decrease of 15 basis points in the average yield on loans and a $1.6 million reduction in average balances.

Interest and dividend income on investment securities increased $11,000 primarily due to a $6.3 million increase in average balances to $17.7 million for the quarter ended June 30, 2021 from $11.4 million for the quarter ended June 30, 2020, partly offset by a decrease of 53 basis points in yield to 1.65% for the 2021 quarter from 2.18% for the 2020 quarter. Interest income on mortgage backed securities increased $6,000 primarily due to a 15 basis point increase in yield to 2.13% for the quarter ended June 30, 2021 from 1.98% for the quarter ended June 30, 2020, partly offset by a $1.2 million decrease in average balances. Interest income on federal funds sold and other earning assets decreased $2,000 to $6,000 for the three months ended June 30, 2021 from $8,000 for the three months ended June 30, 2020. This decrease was mainly due to a 51 basis point decrease in yield from 1.03% for the 2020 quarter to 0.52% for the 2021 quarter offset by a $1.5 million increase in average balances.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB decreased $95,000, or 50.2%, to $94,000 for the quarter ended June 30, 2021 from $189,000 for the quarter ended June 30, 2020. The decrease was primarily due to a decrease of $92,000 in interest expense on deposits and a $3,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the quarter ended June 30, 2021 decreased 54 basis points to 0.49% compared to 1.03% for the quarter ended June 30, 2020. Average interest-bearing liabilities increased $3.8 million, or 5.2%, to $77.5 million for the quarter ended June 30, 2021 from $73.6 million for the quarter ended June 30, 2020. The average balance of savings, NOW and money market deposits increased $3.4 million, $1.9 million and $423,000, respectively, partly offset by an $87,000 decrease in the average balance of certificates of deposit. The average balance of FHLB advances decreased $371,000 for the quarter ended June 30, 2021 to $1.3 million from $1.6 million for the quarter ended June 30, 2020, while the average balance of advances from the Federal Reserve decreased $1.4 million to $0 for the quarter ended June 30, 2021 compared to $1.4 million for the quarter ended June 30, 2020.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2021 we recorded a $9,000 provision compared to a $10,000 provision for the quarter ended June 30, 2020. The allowance for loan losses was $406,000 at June 30, 2021 compared to $401,000 at December 31, 2020. There were $22,000 in charge-offs and $9,000 in recoveries for the quarter ended June 30, 2021 compared to no charge-offs or recoveries for the three months ended June 30, 2020. (See Note 6 “Loans” and Note 11 “Contingencies” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income increased $4,000, or 12.9%, to $35,000 for the quarter ended June 30, 2021 from $31,000 for the quarter ended June 30, 2020. The increase was primarily due to higher fees received on bank products and services and increased income on Bank Owned Life Insurance.

Non-interest Expense. Non-interest expense increased $376,000, or 63.1%, to $972,000 for the quarter ended June 30, 2021 from $596,000 for the quarter ended June 30, 2020. The increase was primarily due to increases in merger related expenses, occupancy and equipment expense and data processing service fees, partly offset by a reduction in compensation and benefits expense. Merger related expenses increased $364,000, or 1,779.8%, primarily due to expenses related to the Company’s announced merger. (See Note 2 “Plan of Merger”). Occupancy and equipment expense increased $4,000, or 6.4%, primarily due to higher depreciation of furniture and equipment and utility costs. Data processing costs increased $6,000, or 7.7% primarily due to higher core processing expenses. Compensation and benefits expense decreased $7,000, or 2.5%, primarily due to lower costs of benefits.

Income Tax Expense. We recorded a $4,000 income tax benefit for the quarter ended June 30, 2021 compared to a $27,000 income tax benefit for the quarter ended June 30, 2020. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Comparison of Results of Operations for the six months ended June 30, 2021 and June 30, 2020

General. We recorded a net loss of $794,000 for the six months ended June 30, 2021 compared to net loss of $159,000 for the six months ended June 30, 2020. The increase in net loss resulted primarily from $745,000 of professional fees associated with the Company’s announced merger, partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased $172,000, or 18.4%, for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in interest expense, partly offset by a decrease in interest and dividend income. Interest expense decreased $195,000, or 49.8% to $196,000 for the six months ended June 30, 2021 from $391,000 for the six months ended June 30, 2020. Interest and dividend income decreased $23,000, or 1.7%, to $1.3 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020.

Interest income on loans decreased $4,000, or 0.5%. The decrease in interest income on loans was primarily due to lower average balances, partly offset by an increase in loan yields. Average loan balances decreased $1.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The yield on the loan portfolio increased 14 basis points to 4.36% for the six months ended June 30, 2021 from 4.22% for the six months ended June 30, 2020. Interest income on investment securities increased $16,000, or 13.5%, primarily due to higher average balances, partly offset by lower yields. The average balance of investment securities increased $7.8 million for the six months ended June 30, 2021 compared to the same period in 2020, while the average yield decreased 82 basis points to 1.48% for the six months ended June 30, 2021 from 2.30% for the six months ended June 30, 2020. Interest on mortgage-backed securities decreased $21,000, or 6.4%, period to period. The average yield on mortgage-backed securities decreased two basis points to 2.10% for the six months ended June 30, 2021, while average balances decreased $1.7 million.

Our net interest rate spread increased 29 basis points to 2.33% for the six months ended June 30, 2021 from 2.04% for the six months ended June 30, 2020, and our net interest margin increased 20 basis points to 2.41% for the 2021 period from 2.21% for the 2020 period. Average interest-earning assets increased $8.0 million to $92.9 million for the six months ended June 30, 2021 from $84.9 million for the six months ended June 30, 2020.

Interest and Dividend Income. Interest and dividend income decreased $23,000, or 1.7%, to $1.3 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020. The decrease resulted primarily from a $21,000, or 6.4%, decrease in interest income on mortgage-backed securities, a $14,000, or 55.2%, decrease in income from federal funds sold and other earning assets, and a $4,000, or 0.5%, decrease in interest income on loans, partly offset by a $16,000, or 13.5%, increase in interest income on investment securities.

Interest income on loans decreased $4,000, or 0.5%, to $850,000 for the six months ended June 30, 2021 from $855,000 for the six months ended June 30, 2020. The decrease resulted primarily from a decrease of $1.4 million in average balances, partly offset by an increase of 14 basis points in yield from 4.22% for the six months ended June 30, 2020 to 4.36% for the quarter ended June 30, 2021.

Interest and dividend income on investment securities increased $16,000 primarily due to a $7.8 million increase in average balances to $18.1 million for the six months ended June 30, 2021 from $10.3 million for the six months ended June 30, 2020, partly offset by a decrease of 82 basis points in yield to 1.48% for the 2021 period from 2.30% for the 2020 period. Interest income on mortgage-backed securities decreased $21,000 primarily due to a two basis point reduction in yield to 2.10% for the six month period ended June 30, 2021 from 2.12% for the six month period ended June 30, 2020 and a $1.7 million decrease in average balances. Interest income on federal funds sold and other earning assets decreased $14,000 to $11,000 for the six months ended June 30, 2021 from $25,000 for the six months ended June 30, 2020. This decrease was mainly due to a 137 basis point decrease in yield to 0.37% for the 2021 period from 1.74% for the 2020 period.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB and the FRB, decreased $195,000, or 49.8%, to $196,000 for the six months ended June 30, 2021 from $391,000 for the six months ended June 30, 2020. The decrease was primarily due to a decrease of $193,000 in interest expense on deposits and a $1,500 decrease in interest expense on FHLB and FRB advances. The cost of interest-bearing liabilities for the six months ended June 30, 2021 decreased 60 basis points to 0.49% compared to 1.09% for the six months ended June 30, 2020. Average interest-bearing liabilities increased $6.2 million, or 8.6%, to $78.4 million for the six months ended June 30, 2021 from $72.2 million for the six months ended June 30, 2020. The average balance of savings, NOW, certificates of deposit and money market increased $3.2 million, $2.0 million, $885,000 and $479,000, respectively. The average balance of FHLB advances decreased $385,000 to $1.3 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020, while the average balance of advances from the FRB increased $1.7 million to $2.4 million for the 2021 period from $692,000 for 2020 period.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2021 we recorded a provision of $66,000 compared to $21,000 for the same period in 2020. The allowance for loan losses was $406,000 at June 30, 2021 and $401,000 at December 31, 2020. There were $70,000 in charge-offs and $9,000 in recoveries for the six months ended June 30, 2021 compared to no charge-offs or recoveries for the six months ended June 30, 2020. (See Note 6 “Loans” and Note 11 “Contingencies” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income decreased $3,000 or 4.5%, to $67,000 for the six months ended June 30, 2021 from $71,000 for the six month period ended June 30, 2020. The decrease was primarily due to lower fees received on bank products and services, partly offset by an increase in income on Bank Owned Life Insurance.

Non-interest Expense. Non-interest expense increased $725,000, or 61.1%, to $1.9 million for the six months ended June 30, 2021 from $1.2 million for the six months ended June 30, 2020. The increase was primarily due to increases in merger related expenses and data processing service fees, partly offset by a reduction in compensation and benefits expense. Merger related expenses increased $709,000, or 1,952.1%, primarily due to expenses related to the Company’s announced merger. (See Note 2 “Plan of Merger”). Data processing costs increased $11,000, or 7.5% primarily due to higher core processing expenses. Compensation and benefits expense decreased $29,000, or 4.9%, primarily due to lower costs of salaries and benefits.

Income Tax Expense. We recorded a $12,000 income tax benefit for the six months ended June 30, 2021 compared to a $45,000 income tax benefit for the six months ended June 30, 2020. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 13, 2021	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

