Form 10-Q
period 2021-09-30
Sunnyside Bancorp, Inc.
filed 2021-11-05
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

YES ☐ NO ☒

As of November 4, 2021, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets

Cash and cash equivalents	$2,072,465	$2,146,691
Certificate of deposits	500,000	500,000
Securities held to maturity, net; approximate fair value of $432,000 (September 30, 2021) and $442,000 (December 31, 2020)	417,992	420,871
Securities available for sale	49,422,721	50,027,457
Loans receivable, net	35,962,644	39,266,472
Premises and equipment, net	980,465	988,784
Federal Home Loan Bank of New York and other stock, at cost	200,900	225,900
Accrued interest receivable	446,759	525,768
Cash surrender value of life insurance	2,487,578	2,438,576
Deferred income taxes	825,197	685,308
Other assets	260,602	276,285

Total assets	$93,577,323	$97,502,112

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$81,629,607	$78,250,794
Borrowings	1,102,235	6,501,089
Advances from borrowers for taxes and insurance	337,499	538,879
Other liabilities	590,611	610,369

Total liabilities	83,659,952	85,901,131

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,115,403	7,104,920
Unallocated common stock held by the Employee Stock Ownership Plan	(360,687)	(377,524)
Retained earnings	4,455,470	5,630,970
Accumulated other comprehensive loss	(1,300,750)	(765,320)

Total stockholders’ equity	9,917,371	11,600,981

Total liabilities and stockholders’ equity	$93,577,323	$97,502,112

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Interest and dividend income:
Loans	$411,773	$420,899
Investment securities	65,880	57,061
Mortgage-backed securities	173,832	124,285
Federal funds sold and other earning assets	5,437	6,367

Total interest and dividend income	656,922	608,612

Interest expense:
Deposits	77,090	148,351
Borrowings	6,460	13,575

Total interest expense	83,550	161,926

Net interest income	573,372	446,686

Provision for loan losses	8,714	9,835

Net interest income after provision for loan losses	564,658	436,851

Non-interest income:
Fees and service charges	18,764	20,426
Income on bank owned life insurance	16,936	14,001
Total non-interest income	35,700	34,427

Non-interest expense:
Compensation and benefits	284,761	272,423
Occupancy and equipment, net	72,313	64,569
Data processing service fees	79,097	73,394
Merger related expenses	389,550	9,000
Professional fees	88,881	81,955
Federal deposit insurance premiums	5,695	727
Advertising and promotion	12,817	14,076
Other	57,524	47,477

Total non-interest expense	990,638	563,621

Income (loss) before income tax (benefit)	(390,280)	(92,343)

Income tax (benefit)	(8,986)	(22,567)

Net income (loss)	$(381,294)	$(69,776)

Basic and diluted income (loss) per share	$(0.50)	$(0.09)
Weighted average shares outstanding, basic and diluted	757,054	754,697

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Interest and dividend income:
Loans	$1,262,132	$1,275,624
Investment securities	199,001	174,299
Mortgage-backed securities	479,965	451,258
Federal funds sold and other earning assets	16,448	30,966

Total interest and dividend income	1,957,546	1,932,147

Interest expense:
Deposits	255,305	519,699
Borrowings	24,234	32,802

Total interest expense	279,539	552,501

Net interest income	1,678,007	1,379,646

Provision for loan losses	75,112	30,613

Net interest income after provision for loan losses	1,602,895	1,349,033

Non-interest income:
Fees and service charges	54,118	60,824
Income on bank owned life insurance	49,002	43,514
Gain on call of bank certificate of deposit	-	703

Total non-interest income	103,120	105,041

Non-interest expense:
Compensation and benefits	848,669	865,337
Occupancy and equipment, net	202,686	187,894
Data processing service fees	235,795	219,097
Merger related expenses	1,134,952	45,324
Professional fees	262,232	251,474
Federal deposit insurance premiums	17,341	5,542
Advertising and promotion	43,819	36,863
Other	157,323	139,088

Total non-interest expense	2,902,817	1,750,619

Income (loss) before income tax (benefit)	(1,196,802)	(296,545)

Income tax (benefit)	(21,302)	(67,642)

Net income (loss)	$(1,175,500)	$(228,903)

Basic and diluted income (loss) per share	$(1.55)	$(0.30)

Weighted average shares outstanding, basic and diluted	756,500	754,140

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Net income (loss)	$(381,294)	$(69,776)

Other comprehensive income (loss), before tax (benefit):
Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	15,042	14,367
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(142,304)	(76,917)

Other comprehensive income (loss), before tax (benefit)	(127,262)	(62,550)

Income tax expense (benefit) related to items of other comprehensive income (loss)	(26,724)	(13,135)

Other comprehensive income (loss), net of tax (benefit)	(100,538)	(49,415)

Comprehensive income (loss)	$(481,832)	$(119,191)

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Net income (loss)	$(1,175,500)	$(228,903)

Other comprehensive income (loss), before tax (benefit):
Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	45,126	43,101

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(722,884)	830,554

Other comprehensive income (loss), before tax (benefit)	(677,758)	873,655

Income tax expense (benefit) related to items of other comprehensive income (loss)	(142,328)	183,490

Other comprehensive income (loss), net of tax (benefit)	(535,430)	690,165

Comprehensive income (loss)	$(1,710,930)	$461,262

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Common	Additional Paid-in	Unallocated Common Stock	Retained	Accumulated Other Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at June 30, 2020	$7,935	$7,103,641	$(388,749)	$5,707,471	$(423,016)	$12,007,282

Net loss for the three months
ended September 30, 2020	-	-	-	(69,776)	-	(69,776)

ESOP shares allocated or committed to be
released	-	(248)	6,092	-	-	5,844

Restricted stock awards earned	-	-	-	-	-	-

Purchase of stock for ESOP	-	-	(480)	-	-	(480)

Other comprehensive (loss), net of tax	-	-	-	-	(49,415)	(49,415)

Balance at September 30, 2020	$7,935	$7,103,393	$(383,137)	$5,637,695	$(472,431)	$11,893,455

Balance at June 30, 2021	$7,935	$7,110,230	$(366,299)	$4,836,764	$(1,200,212)	$10,388,418

Net loss for the three months
ended September 30, 2021	-	-	-	(381,294)		(381,294)

ESOP shares allocated or committed to be
released	-	5,173	5,612	-	-	10,785

Other comprehensive (loss), net of tax	-	-	-	-	(100,538)	(100,538)

Balance at September 30, 2021	$7,935	$7,115,403	$(360,687)	$4,455,470	$(1,300,750)	$9,917,371

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common	Additional Paid-in	Unallocated Common Stock	Retained	Accumulated Other Comprehensive	Total
	Stock	Capital	Held by ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

Net loss for the nine months
ended September 30, 2020	-	-	-	(228,903)	-	(228,903)

ESOP shares allocated or committed to be
released	-	-	17,317	-	-	17,317

Restricted stock awards earned	-	11,025	-	-	-	11,025

Purchase of stock for ESOP	-	-	(480)	-	-	(480)

Other comprehensive income, net of tax	-	-	-	-	690,165	690,165

Balance at September 30, 2020	$7,935	$7,103,393	$(383,137)	$5,637,695	$(472,431)	$11,893,455

Balance at December 31, 2020	$7,935	$7,104,920	$(377,524)	$5,630,970	$(765,320)	$11,600,981

Net loss for the nine months
ended September 30, 2021	-	-	-	(1,175,500)	-	(1,175,500)

ESOP shares allocated or committed to be
released	-	10,483	16,837	-	-	27,320

Other comprehensive (loss), net of tax	-	-	-	-	(535,430)	(535,430)

Balance at September 30, 2021	$7,935	$7,115,403	$(360,687)	$4,455,470	$(1,300,750)	$9,917,371

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(1,175,500)	$(228,903)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	92,368	83,602
Amortization of premiums and accretion of discounts, net	145,072	198,516
Amortization of deferred loan fees and costs, net	(147,113)	8,676
Provision for loan losses	75,112	30,613
Gain on call of certificates of deposit	-	(703)
Decrease in accrued interest receivable	79,009	14,005
Increase in cash surrender value of life insurance	(49,002)	(43,514)
Amortization of stock compensation plans	27,320	28,342
Net decrease (increase) in other assets	18,122	(52,859)
Net increase (decrease) in other liabilities	25,368	(46,707)

Net cash provided by (used in) operating activities	(909,244)	(8,932)

Cash flows from investing activities:
Repayment and maturities of certificates of deposit	-	500,000
Purchases of securities available for sale	(51,158,446)	(51,931,558)
Repayments and maturities of securities held to maturity	3,074	2,744
Repayments and maturities of securities available for sale	50,895,031	43,102,003
Loan principal repayments, net of originations	3,375,829	(1,753,909)
Purchases of bank premises and equipment	(84,049)	(56,919)
Redemption of FHLB stock	25,000	5,800

Net cash provided by (used in) investing activities	3,056,439	(10,131,839)

Cash flows from financing activities:
Net increase in deposits	3,378,813	4,523,027
Net decrease in advances from borrowers for taxes and insurance	(201,380)	(249,729)
Net (decrease) increase in short-term borrowings	(5,118,395)	5,999,171
Repayment of long term borrowings	(280,459)	(274,362)
Purchase of stock for ESOP	-	(480)

Net cash (used in) provided by financing activities	(2,221,421)	9,997,627

Net decrease in cash and cash equivalents	(74,226)	(143,144)

Cash and cash equivalents at beginning of year	2,146,691	1,820,482

Cash and cash equivalents at end of period	$2,072,465	$1,677,338

Supplemental Information:

Cash paid for:
Interest	$289,974	$546,562
Income taxes	$2,092	$12,359

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

The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ended December 31, 2021, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2021 and December 31, 2020, the Company had no securities classified as held for trading.

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

Operating, Accounting and Reporting Considerations related to COVID-19 (Cont’d)

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. For the three month period ended September 30, 2021 and 2020, the Company did not recognize any expense. For the nine month period ended September 30, 2021 and 2020, the Company recognized approximately $0 and $11,000, respectively, in expense. These awards were fully expensed as of June 30, 2020. There were no stock options outstanding as of September 30, 2021.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” This update amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

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

Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2021 through the date of this report, and has determined that there are no subsequent events that require disclosure under FASB guidance.

2. Plan of Merger

As previously disclosed, Rhodium BA Holdings, LLC, a Delaware limited liability company (“Rhodium”), Rhodium BA Merger Sub, Inc., a Maryland corporation and Mark Silber, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company and Sunnyside Federal, pursuant to which Rhodium will acquire the Company and the Bank.

Under the terms of the Merger Agreement, Rhodium will acquire all of Sunnyside Bancorp’s outstanding common stock at a price of $20.25 per share in cash. The aggregate value of the transaction is expected to be approximately $16.1 million.

2. Plan of Merger (Cont’d)

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

The Merger Agreement provides certain termination rights for both Rhodium and Sunnyside Bancorp, and further provides that upon termination of the Merger Agreement under certain circumstances, Sunnyside Bancorp will be obligated to pay Rhodium a termination fee of $615,000. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances, either Rhodium or Mr. Silber will be obligated to pay Sunnyside Bancorp a termination fee of $1.5 million. Those funds were placed in escrow at the time of the execution of the Merger Agreement.

Merger related costs are being expensed as incurred and are being reported separately in the consolidated statements of operations. Such costs totaled $1,135,000 and $390,000 for the nine-month and three-month periods ended September 30, 2021, respectively.

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

4. CERTIFICATES OF DEPOSIT

	September 31,	December 31,
	2021	2020

Maturing in:
After five to ten years	$500,000	$500,000

5. SECURITIES

	September 30, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,202	$13,384	$-	$360,586
Mortgage-backed securities	70,790	960	-	71,750

	$417,992	$14,344	$-	$432,336

Securities available for sale:
U.S. government and agency obligations	$21,745,258	$5,742	$391,425	$21,359,575
Mortgage-backed securities	27,781,163	469,863	187,880	28,063,146

	$49,526,421	$475,605	$579,305	$49,422,721

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,033	$20,615	$-	$367,648
Mortgage-backed securities	73,838	339	-	74,177

	$420,871	$20,954	$-	$441,825

Securities available for sale:
U.S. government and agency obligations	$20,246,530	$28,158	$22,640	$20,252,048
Mortgage-backed securities	29,161,743	629,374	15,708	29,775,409

	$49,408,273	$657,532	$38,348	$50,027,457

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $574,000, $7.3 million and $11.3 million, respectively, at September 30, 2021 ($1.0 million, $9.4 million, and $13.2 million, respectively, at December 31, 2020). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $8.6 million at September 30, 2021 and $5.6 million at December 31, 2020.

There were no sales of securities held to maturity or available for sale for the three and nine months ended September 30, 2021 and 2020, respectively.

5. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at September 30, 2021 and December 31, 2020, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$8,499,840	$8,504,967
After one to five years	-	-	8,628,543	8,668,607
After five to ten years	-	-	4,186,214	4,225,224
After ten years	417,992	432,336	28,211,824	28,023,923

	$417,992	$432,336	$49,526,421	$49,422,721

	December 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$6,499,847	$6,499,910
After one to five years	-	-	6,100,000	6,115,567
After five to ten years	-	-	3,329,922	3,353,902
After ten years	420,871	441,825	33,478,504	34,058,078

	$420,871	$441,825	$49,408,273	$50,027,457

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2021 and December 31, 2020, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2021
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	14,787,854	211,985	4,065,978	179,440
Mortgage-backed securities	7,001,711	185,842	75,188	2,038

	21,789,565	397,827	4,141,166	181,478

	$21,789,565	$397,827	$4,141,166	$181,478

5. SECURITIES (Cont’d)

	December 31, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-

Securities available for sale:
U.S. government and agency obligations	6,222,465	22,640	-	-
Mortgage-backed securities	3,032,774	13,369	88,292	2,339

	9,255,239	36,009	88,292	2,339

	$9,255,239	$36,009	$88,292	$2,339

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 13 and six securities were in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2021 and December 31, 2020 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale with a carrying value of approximately $4.7 million as of September 30, 2021 ($2.1 million at December 31, 2020) have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2021	2020
Mortgage loans:
Residential 1-4 family	$12,708,478	$14,132,314
Commercial and multi-family	15,085,798	14,954,657
Home equity lines of credit	185,456	193,795

	27,979,732	29,280,766

Other loans:
Passbook	16,502	23,339
Student	3,168,269	3,971,838
Commercial	5,305,642	6,420,542

	8,490,413	10,415,719

Total loans	36,470,145	39,696,485

Less:
Deferred loan fees (costs and premiums), net	119,176	29,018
Allowance for loan losses	388,325	400,995

	507,501	430,013

	$35,962,644	$39,266,472

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses which were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2021, the Company had 48 PPP loans outstanding, with an outstanding principal balance of $4.2 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial Loan class.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related-party loans were approximately $113,000 and $173,000 at September 30, 2021 and December 31, 2020, respectively.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	2021	2020
	Three Months Ended
	September 30,
	2021	2020

Balance at beginning of period	$406,034	$449,686
Provision for loan losses	8,714	9,835
Charge-offs	(26,994)	-
Recoveries	571	-

Balance at end of period	$388,325	$459,521

	Nine Months Ended
	September 30,
	2021	2020

Balance at beginning of period	$400,995	$428,908
Provision for loan losses	75,112	30,613
Charge-offs	(96,764)	-
Recoveries	8,982	-

Balance at end of period	$388,325	$459,521

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2021 and December 31, 2020. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2021
	Mortgage Loans
	Residential	Commercial Real Estate and			Commercial and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$12,470	$13,458	$185	$3,115	$5,323	$34,551
Special Mention	238	802	-	53	-	1,093
Substandard	-	826	-	-	-	826

	$12,708	$15,086	$185	$3,168	$5,323	$36,470

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2020
	Mortgage Loans
	Residential	Commercial Real Estate and			Commercial and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$14,132	$13,567	$194	$3,939	$6,444	$38,276
Special Mention	-	822	-	33	-	855
Substandard	-	565	-	-	-	565

	$14,132	$14,954	$194	$3,972	$6,444	$39,696

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2021
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$238	$238	$12,470	$12,708	$-
Commercial real estate and multi-family	-	-	234	234	14,852	15,086	-
Home equity lines of credit	-	-	-	-	185	185	-
Student	86	2	-	88	3,080	3,168	-
Commercial and other loans	2	-	-	2	5,321	5,323	-

	$88	$2	$472	$562	$35,908	$36,470	$-

	December 31, 2020
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$243	$243	$13,889	$14,132	$-
Commercial real estate and multi-family	-	-	256	256	14,698	14,954	-
Home equity lines of credit	-	-	-	-	194	194	-
Student	25	18	30	73	3,899	3,972	-
Commercial and other loans	-	-	-	-	6,444	6,444	-

	$25	$18	$529	$572	$39,124	$39,696	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2021	2020
	(In thousands)

Residential 1-4 family	$238	$243
Commercial real estate and multi-family	234	256
Home equity lines of credit	-	-
Student	66	123
Commercial and other loans	-	-

Total non-accrual loans	538	622

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$538	$622

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $6,800 and $9,900 for the three months ended September 30, 2021 and 2020, respectively. The amount of interest recognized on non-accrual loans was $0 and $1,700, for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020, such interest income that would have been recognized on non-accrual loans totaled approximately $22,000 and $29,600, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $4,700 during the nine months ended September 30, 2021 and 2020, respectively.

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

The following table provides information about the Company’s impaired loans at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$236	$236	$-

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

Residential 1-4 family	$239	$239	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$236	$4	$240	$4

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Residential 1-4 family	$237	$11	$240	$11

The recorded investment in a loan modified in a troubled debt restructuring totaled $235,825 and $239,107 at September 30, 2021 and December 31, 2020 respectively. The loan was current at the reporting dates and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

During the three and nine months ended September 30, 2021 and 2020, there were no new TDRs that occurred.

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

As of September 30, 2021, the Company had one COVID-19 related deferment for one residential 1-4 family mortgage loan totaling $109,000. In the second quarter of 2020, the Company made COVID-19 related short-term loan concessions to two residential 1-4 family mortgage loan totaling $438,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of September 30, 2021, one of these loans has paid off and the remaining three loans have come out of the deferment period.

6. LOANS RECEIVABLE, NET (Cont’d)

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	September 30, 2021
	Mortgage Loans
	Residential	Commercial and			Commercial and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Beginning balance	$96	$134	$1	$165	$10	$406
Provision for loan losses	(6)	(1)	-	16	-	9
Charge-offs	-	-	-	(27)	-	(27)
Recoveries	-	-	-	-	-	-

Ending Balance	$90	$133	$1	$154	$10	$388

	Three Months Ended
	September 30, 2020
	Mortgage Loans
	Residential	Commercial and			Commercial and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Beginning balance	$131	$140	$2	$165	$12	$450
Provision for loan losses	(6)	4	-	13	(1)	10

Ending Balance	$125	$144	$2	$178	$11	$460

	Nine Months Ended
	September 30, 2021
	Mortgage Loans
	Residential	Commercial and			Commercial and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Beginning balance	$98	$127	$1	$164	$11	$401
Provision for loan losses	(8)	28	-	56	(1)	75
Charge-offs	-	(22)	-	(75)	-	(97)
Recoveries	-	-	-	9	-	9

Ending Balance	$90	$133	$1	$154	$10	$388

6. LOANS RECEIVABLE, NET (Cont’d)

	Nine Months Ended
	September 30, 2020
	Mortgage Loans
		Commercial			Commercial
	Residential	and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$429
Provision for loan losses	(17)	10	-	38	-	31

Ending Balance	$125	$144	$2	$178	$11	$460

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,102,235 and $1,382,694 as of September 30, 2021 and December 31, 2020, respectively. The advance at September 30, 2021 and December 31, 2020 carried an interest rate of 2.2%, requires a monthly payment of $33,469 and matures in June 2024.

See Note 5 to the consolidated financial statements regarding securities pledged as collateral for such advances.

Advances from the Federal Reserve Bank of New York totaled $0 and $5,118,395 at September 30, 2021 and December 31, 2020, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances had an interest rate of 0.35% and were collateralized by the related PPP loans. The advances were repaid when the collateral loans were paid off. The collateral loans had a maturity of two years.

At September 30, 2021, the Company had an additional borrowing capacity at the FHLB of $27 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at September 30, 2021.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2021	2020

Unrealized net loss on pension plan	$(1,542,785)	$(1,587,911)
Unrealized gain (loss) on securities available for sale	(103,700)	619,184

Accumulated other comprehensive loss before taxes	(1,646,485)	(968,727)

Tax effect	345,735	203,407

Accumulated other comprehensive loss	$(1,300,750)	$(765,320)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2021 and December 31, 2020, the Association exceeded all capital adequacy requirements to which it was subject (see tables below).

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

			Minimum Capital		To be Well Capitalized Under Prompt Corrective		To be Well Capitalized With Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

September 30, 2021

Tangible Capital	$10,109	10.63%	$1,427	1.50%	$ N/A	N/A	$ N/A	N/A
Total Risked-based Capital	10,497	24.17%	4,561	10.50%	4,344	10.00%	4,561	10.50%
Common Equity Tier 1 Capital	10,109	23.27%	3,041	7.00%	2,823	6.50%	3,041	7.00%
Tier 1 Risk-based Capital	10,109	23.27%	3,692	8.50%	3,475	8.00%	3,692	8.50%
Tier 1 Leverage Capital	10,109	10.63%	3,805	4.00%	4,756	5.00%	N/A	N/A

December 31, 2020

Tangible Capital	$11,335	12.35%	$1,376	1.50%	$ N/A	N/A	$ N/A	N/A
Total Risked-based Capital	11,736	26.95%	4,572	10.50%	4,354	10.00%	4,572	10.50%
Common Equity Tier 1 Capital	11,335	26.03%	3,048	7.00%	2,830	6.50%	3,048	7.00%
Tier 1 Risk-based Capital	11,335	26.03%	3,701	8.50%	3,484	8.00%	3,701	8.50%
Tier 1 Leverage Capital	11,335	12.35%	3,670	4.00%	4,588	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2021 and December 31, 2020. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2021:
Securities available for sale	$49,422,721	$-	$49,422,721	$-

December 31, 2020:
Securities available for sale	$50,027,457	$-	$50,027,457	$-

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$2,072	$2,072	$2,147	$2,147
Certificates of deposit	500	500	500	500
Securities held to maturity	418	432	421	442
Securities available for sale	49,423	49,423	50,027	50,027
Loans receivable	35,963	36,099	39,266	39,396
FHLB and other stock, at cost	201	201	226	226
Accrued interest receivable	447	447	526	526

Financial liabilities:
Deposits	81,630	81,751	78,251	78,461
Borrowings	1,102	1,124	6,501	6,543

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. The lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

11. CONTINGENCIES

The Company has a $3.2 million student loan portfolio of which $2.4 million was insured by ReliaMax Surety Company (“ReliaMax”). The Company has approximately $25,000 in unamortized premiums paid to ReliaMax to insure these student loans. On June 27, 2018, the South Dakota Division of Insurance was granted a petition to place ReliaMax into liquidation. While the Company expects to recover some of these premiums through the liquidation of ReliaMax as well as through a state insurance guarantee fund, we cannot estimate the amount of any loss or recovery at the present time.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets decreased $3.9 million, or 4.0%, to $93.6 million at September 30, 2021 from $97.5 million at December 31, 2020. The decrease was primarily due to a decrease in loans and securities available for sale. Securities available for sale decreased $605,000, or 1.2%, to $49.4 million at September 30, 2021 from $50.0 million at December 31, 2020. Loans decreased $3.3 million, or 8.4%, to $36.0 million at September 30, 2021 from $39.3 million at December 31, 2020.

Securities available for sale decreased $605,000, or 1.2%, to $49.4 million at September 30, 2021 from $50.0 million at December 31, 2020. Securities held to maturity decreased $3,000, or 0.68%, to $418,000 at September 30, 2021 from $421,000 at December 31, 2020. The decrease in investment securities was primarily due to calls and contractual repayments of $50.9 million and a reduction in the unrealized gain of securities available for sale of $723,000 offset by purchases of $51.2 million.

Net loans receivable decreased $3.3 million, or 8.4%, to $36.0 million at September 30, 2021 from $39.3 million at December 31, 2020. The decrease in loans receivable was primarily due to a decrease in the residential 1-4 family real estate, commercial and student loan portfolios of $1.4 million, $1.1 million and $804,000, respectively.

At September 30, 2021, our investment in bank-owned life insurance increased $49,000 to $2.5 million from $2.4 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Deferred income taxes increased $140,000, or 20.4% to $825,000 at September 30, 2021 from $685,000 at December 31, 2020. The increase resulted primarily from the increase in unrealized losses on securities available for sale.

Federal Home Loan Bank of New York (“FHLB”) and other stock decreased $25,000, or 11.1%, to $201,000 at September 30, 2021 compared to $226,000 at December 31, 2020 due mainly to the reduction in the FHLB advances.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and accounts receivable decreased $16,000, or 5.7%, to $261,000 at September 30, 2021 from $276,000 at December 31, 2020 primarily due to a decrease in prepaid insurance and accounts receivable, partly offset by an increase in prepaid expenses.

Total deposits increased $3.4 million, or 4.3%, to $81.6 million at September 30, 2021 from $78.2 million at December 31, 2020. The increase resulted primarily from increases in non-interest bearing checking balances, certificates of deposit, NOW and savings balances of $1.5 million, $1.7 million, $556,000 and $163,000, respectively.

Borrowings decreased $5.4 million, or 83.0%, from $6.5 million at December 31, 2020 to $1.1 million at September 30, 2021, primarily due to the pay-off of the PPP line with the Federal Reserve Bank of New York. At September 30, 2021, we had the ability to borrow an additional $27.0 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $1.7 million, or 14.5%, to $9.9 million at September 30, 2021 from $11.6 million at December 31, 2020 primarily due to an increase in unrealized losses in our investment portfolio included in accumulated other comprehensive loss and a net loss of $1.2 million for the nine months ended September 30, 2021.

Comparison of Results of Operations for the Quarters Ended September 30, 2021 and September 30, 2020

General. We recorded a net loss of $381,000 for the quarter ended September 30, 2021 compared to a net loss of $70,000 for the quarter ended September 30, 2020. The increase in net loss was primarily from $390,000 of professional fees associated with the Company’s announced merger, offset in part by an increase in net interest income.

Net Interest Income. Net interest income increased $127,000, or 28.4%, to $573,000 for the quarter ended September 30, 2021 from $447,000 for the quarter ended September 30, 2020. Interest income on loans decreased $9,000, or 2.2%, primarily due to lower average balances partly offset by an increase in yield. Interest income on mortgage-backed securities increased $50,000, or 39.9%, primarily due to higher yields partly offset by lower average balances. Interest income on investment securities increased $9,000, or 15.5%, primarily due to higher yields partly offset by lower average balances. Interest expense decreased $78,000, or 48.4%, primarily due to lower rates on certificates of deposit partly offset by higher savings and NOW deposit balances.

The average yield on our loans increased 37 basis points, the average yield on our investment securities increased 34 basis points and the average yield on mortgage-backed securities increased 75 basis points during the quarter ended September 30, 2021 compared to the same quarter in 2020. Our net interest rate spread increased 68 basis points to 2.48% for the quarter ended September 30, 2021 from 1.80% for the quarter ended September 30, 2020 and our net interest margin increased 62 basis points to 2.54% for the 2021 quarter from 1.92% for the 2020 quarter. Average interest-earning assets decreased $3.0 million, or 3.3%, to $89.4 million for the quarter ended September 30, 2021 from $92.4 million for the third quarter of 2020.

Interest and Dividend Income. Interest and dividend income increased $48,000, or 7.9%, to $657,000 for the quarter ended September 30, 2021 from $609,000 for the quarter ended September 30, 2020. The increase resulted primarily from an increase in income on investment securities and mortgage-backed securities of $9,000, or 15.5%, and $50,000, or 39.9%, respectively, partly offset by a decrease of $9,000, or 2.2%, on loans.

Interest income on loans decreased $9,000, or 2.2%, to $412,000 for the quarter ended September 30, 2021 from $421,000 for the quarter ended September 30, 2020. The decrease resulted primarily from a $4.4 million decrease in average balances, partly offset by a 37 basis point increase in the average yield on loans to 4.39% for the 2021 quarter from 4.02% for the 2020 quarter.

Interest and dividend income on investment securities increased $9,000 to $66,000 for the quarter ended September 30, 2021 from $57,000 for the quarter ended September 30, 2020. The increase was primarily due to a 34 basis point increase in yield to 1.62% for the quarter ended September 30, 2021 compared to 1.28% for the quarter ended September 30, 2020, partly offset by a $1.7 million decrease in average balances from $17.7 million for the quarter ended September 30, 2020 to $16.1 million for the quarter ended September 30, 2021. Interest income on mortgage-backed securities increased $50,000, or 39.9%, to $174,000 compared to $124,000 for the quarter ended September 30, 2020. The increase was primarily due to a 75 basis point increase in yield to 2.35% for the quarter ended September 30, 2021 from 1.60% for the quarter ended September 30, 2020, partly offset by a $1.5 million decrease in average balances.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $78,000, or 48.4%, to $84,000 for the quarter ended September 30, 2021 from $162,000 for the quarter ended September 30, 2020. The decrease in interest expense was due to a decrease of 38 basis points in the cost of interest-bearing liabilities, primarily deposits, to 0.44% for the quarter ended September 30, 2021, from 0.82% for the quarter ended September 30, 2020, primarily due to lower interest paid on certificates of deposit reflecting decreasing market interest rates. Average interest-bearing liabilities decreased $2.8 million, or 3.5%, to $75.5 million for the quarter ended September 30, 2021 from $78.2 million for the quarter ended September 30, 2020. The average balance of savings, NOW and certificates of deposit increased $1.7 million, $1.2 million and $817,000, respectively. The average balance of FHLB advances decreased $373,000 for the quarter ended September 30, 2021 to $1.1 million from $1.5 million for the quarter ended September 30, 2020, while the average balance of advances from the Federal Reserve decreased $6.0 million due to the pay downs of PPP loans that collateralized the FRB line.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $9,000 provision for loan losses recorded for the three month period ended September 30, 2021 and $10,000 for the three month period ended September 30, 2020. The allowance for loan losses was $388,000 at September 30, 2021 compared to $401,000 at December 31, 2020. During the quarter ended September 30, 2021, there was a $27,000 charge-off for a student loan compared to no charge-offs for the quarter ended September 30, 2020. See Note 11 “Contingencies” for an additional discussion on the Company’s student loan portfolio.

Noninterest Income. Noninterest income increased $1,000 to $36,000 for the quarter ended September 30, 2021 from $34,000 for the quarter ended September 30, 2020. The increase was primarily due to an increase in income from bank owned life insurance partly offset by a decrease in fees and service charges.

Noninterest Expense. Non-interest expense increased $427,000, or 75.8%, to $991,000 for the quarter ended September 30, 2021 from $564,000 for the quarter ended September 30, 2020. The increase was primarily due to increases in merger related expenses, compensation and benefits and occupancy and equipment expense.

Merger related expenses increased $381,000, due to the announced merger. See Note 2 “Plan of Merger” for a discussion on that plan. Compensation and benefits expense increased $12,000, or 4.5%, primarily due to the higher costs of benefits. Occupancy and equipment expense increased $8,000, or 12.0% due to increased depreciation and repairs.

Income Tax Expense (Benefit). We recorded a $9,000 income tax benefit for the quarter ended September 30, 2021 and a $23,000 income tax benefit for the quarter ended September 30, 2020. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Comparison of Results of Operations for the nine months ended September 30, 2021 and September 30, 2020

General. We recorded a net loss of $1.2 million for the nine months ended September 30, 2021 compared to net loss of $229,000 for the nine months ended September 30, 2020. The increase in net loss was primarily from $1.1 million of professional fees associated with the Company’s announced merger, offset in part by an increase in net interest income.

Net Interest Income. Net interest income increased $298,000, or 21.6%, to $1.7 million for the nine months ended September 30, 2021 from $1.4 million for the nine months ended September 30, 2020. Interest and dividend income increased $25,000, or 1.3%, for the nine months ended September 30, 2021 compared to the same period in 2020. Interest expense decreased $273,000, or 49.4%, primarily due to decreased balances and rates on certificates of deposit.

Interest income on loans decreased $13,000, or 1.1%. The decrease in interest income on loans was primarily due to lower average balances partly offset by an increase in yield. Average loan balances decreased $2.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The yield on the loan portfolio increased 22 basis points to 4.37% for the nine months ended September 30, 2021 from 4.15% for the nine months ended September 30, 2020.

Interest on mortgage backed securities increased $29,000, or 6.4%, primarily due to higher yield, partly offset by lower average balances. For the nine months ended September 30, 2021, yields on mortgage-backed securities increased 24 basis points to 2.18% from 1.94% for the nine months ended September 30, 2020. The increase in yield was partly offset by a $1.6 million decrease in average balances.

Interest income on investment securities increased $25,000, or 14.2%, primarily due to higher average balances, partly offset by lower yields. The average balance of investment securities increased $4.7 million for the nine months ended September 30, 2021 compared to the same period in 2020, while the average yield decreased 29 basis points to 1.53% for the nine months ended September 30, 2021 from 1.82% for the nine months ended September 30, 2020. Our net interest rate spread increased 41 basis points to 2.37% for the nine months ended September 30, 2021 from 1.96% for the nine months ended September 30, 2020, and our net interest margin increased 34 basis points to 2.45% for the 2021 period from 2.11% for the 2020 period. Average interest-earning assets increased $4.3 million to $91.7 million for the nine months ended September 30, 2021 from $87.4 million for the prior year period.

Interest and Dividend Income. Interest and dividend income increased $25,000, or 1.3%, to $2.0 million for the nine months ended September 30, 2021 from $1.9 million for the nine months ended September 30, 2020. The increase resulted primarily from a $29,000, or 6.4%, increase of interest income on mortgage-backed securities and a $25,000, or 14.2%, increase in interest income on investment securities partly offset by a $13,000, or 1.1%, decrease in interest on loans.

Interest income on loans decreased $13,000, or 1.1%, primarily due to a $2.4 million decrease in average balances partly offset by a 22 basis point increase in yields. to 4.37% for the nine months ended September 30, 2021 from 4.15% for the nine months ended September 30, 2020.

Interest income on mortgage-backed securities increased $29,000, or 6.4%, mainly due to an increase in yield to 2.18% for the nine months ended September 30, 2021 from 1.94% for the nine months ended September 30, 2020. This reduction was partly offset by a $1.6 million decrease in average balances.

Interest income on investment securities increased $25,000, or 14.2%, primarily due to higher average balances partly offset by lower yields. The average yield decreased 29 basis points to 1.53% for the nine month period ended September 30, 2021 from 1.82% for the nine month period ended September 30, 2020. The decrease in yield was offset by a $4.7 million increase in average balances to $17.4 million for the nine months ended September 30, 2021 from $12.8 million for the nine months ended September 30, 2020.

Interest Expense. Interest expense, consisting primarily of the cost of interest-bearing deposits, decreased $273,000, or 49.4%, to $280,000 for the nine months ended September 30, 2021 from $553,000 for the nine months ended September 30, 2020. The decrease in interest expense was due to a decrease in rates paid on interest-bearing liabilities partly offset by an increase in average balances. The yield on interest-bearing liabilities decreased 51 basis points to 0.48% for the nine months ended September 30, 2021 compared to 0.99% for the same period in 2020. This decrease was primarily due to lower rates paid on certificates of deposit. The average yield on certificates of deposit decreased 116 basis point to 0.91% for the nine-month period ended September 30, 2021 compared to 2.07% for the same period in 2020. The average rate paid on borrowings increased seven basis points to 1.15% for the nine months ended September 30, 2021 compared to 1.08% for the same period in 2020. Average certificate of deposit and borrowing balances decreased $313,000, or 1.0%, and $1.3 million or 31.1%, respectively for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in borrowings was primarily due to paying off the line of credit with the Federal Reserve Bank that was secured by PPP loans.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was a $75,000 provision for loan losses recorded for the nine month period ended September 30, 2021 compared to a $31,000 provision for loan losses recorded for the nine month period ended September 30, 2020. There were $97,000 in charge-offs and $9,000 in recoveries of loans during the nine months ended September 30, 2021. There were no charge offs or recoveries in the 2020 period. (See Note 11 “Contingencies” for an additional discussion on the Company’s student loan portfolio.)

Noninterest Income. Noninterest income decreased $2,000, or 1.8%, to $103,000 for the nine months ended September 30, 2021 from $105,000 for the nine months ended September 30, 2020. The decrease was primarily due lower fees and service charges partly offset by an increase in income on bank owned life insurance.

Noninterest Expense. Noninterest expense increased $1.2 million, or 65.8%, to $2.9 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020. The increase was primarily due to merger-related expenses of $1.1 million and to a lesser extent, increases in occupancy and equipment expense, other expenses, data processing fees and Federal deposit insurance premiums (“FDIC”) of $15,000, $18,000, $17,000 and $12,000, respectively, partly offset by a decrease in compensation and benefits expense.

Occupancy and equipment expense increased $15,000, or 7.9%, primarily due to higher depreciation and utility expenses. Other expenses increased $18,000, or 13.1%, primarily due to higher correspondent bank service charges and costs related to the Company’s annual meeting and proxy expenses. Data processing fees increased $17,000, or 7.6%, primarily due to increased costs in the Bank’s core processing as well as increased network support fees. FDIC insurance premiums increased as a result of prior FDIC credits being used in 2020, not applicable to 2021. Compensation and benefits expense decreased $17,000, or 1.9%, primarily due to lower compensation expense and restricted stock expense.

Income Tax Expense (Benefit). We recorded a $21,000 income tax benefit for the nine months ended September 30, 2021 compared to a $68,000 income tax benefit for the nine months ended September 30, 2020. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 5, 2021	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and
Treasurer

