Form 10-K
period 2021-12-31
Sunnyside Bancorp, Inc.
filed 2022-03-30
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2021.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price ($17.96) as of June 30, 2021 was $12,334,909.

As of March 29, 2022, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Shareholders.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	economic and/or policy changes related to the COVID-19 pandemic;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to consummate our announced plan of merger;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

At December 31, 2021, Sunnyside Bancorp had consolidated assets of $94.4 million, liabilities of $84.8 million and equity of $9.6 million.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial loans, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2021, $14.4 million, or 45.0% of our total loan portfolio, was comprised of commercial real estate and multi-family mortgage loans, $11.1 million, or 34.7% of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $2.9 million, or 8.9%, of our total loan portfolio, was comprised of student loans, $2.4 million, or 7.4% of our total loan portfolio, was comprised of Paycheck Protection Program (“PPP”) loans and $1.3 million, or 4.0%, of our total loan portfolio, was comprised of commercial, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank (“FRB”) of New York. There was $1.0 million of borrowings outstanding at December 31, 2021.

For the year ended December 31, 2021, the Company recorded a net loss of $1.3 million compared to net loss of $236,000 for the year ended December 31, 2020. Net interest income increased $319,000, offset by an increase in the provision for loan losses of $24,000, a decrease in tax benefit of $37,000, a decrease in non-interest income of $121,000 and an increase of $1.2 million in non-interest expense.

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

At December 31, 2021, $11.1 million, or 34.7%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2015 through 2019 are provided below:

●	The homeownership rate in Westchester County was 61.4%, compared to 53.9% in the State of New York;

●	The median home value in Westchester County was $540,600, compared to $313,700 in the State of New York;

●	The median household income in Westchester County was $96,610 compared to $68,486 in the State of New York;

●	Approximately 48.9% of the population of Westchester County held a bachelor’s degree or higher, compared to 36.6% in the State of New York; and

●	Approximately 7.6% of the population of Westchester County had incomes below poverty level, compared to 12.7% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2015 through 2019:

●	The homeownership rate in Putnam County and Rockland County was 81.8% and 68.3%, respectively, compared to 53.9% in the State of New York;

●	The median home value in Putnam County and Rockland County was $358,500 and $443,400, respectively, compared to $313,700 in the State of New York;

●	The median household income in Putnam County and Rockland County was $104,486 and $93,024, respectively, compared to $68,486 in the State of New York;

●	Approximately 39.6% and 41.1% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 36.6% in the State of New York; and

●	Approximately 5.7% and 14.4% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 12.7% in the State of New York.

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

We are a small community savings institution and as of June 30, 2021 (the latest date for which information is available), our market share was 0.05% of total FDIC-insured deposits in Westchester, making us the 29th largest out of 33 financial institutions in Westchester County based upon deposit share as of that date.

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2021, $11.1 million, or 34.7%, of our total loan portfolio was comprised of owner-occupied one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2021, $14.4 million, or 45.0% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions.

We also offer commercial loans that are not real estate secured, home equity lines of credit and other loans. At December 31, 2021, $3.6 million, or 11.4%, of our total loan portfolio was comprised of commercial loans, which included PPP loans, home equity and other loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2021 purchased loans accounted for $4.0 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$11,129	34.7%	$14,132	35.6%
Commercial and multi-family residential	14,432	45.0%	14,954	37.7%
Home equity lines of credit	185	0.6%	194	0.5%
Student loans	2,861	8.9%	3,972	10.0%
PPP Loans	2,372	7.4%	5,213	13.1%
Commercial and other loans	1,089	3.4%	1,231	3.1%
Total loans receivable	32,068	100.0%	39,696	100.0%
Less:
Deferred loan fees (costs and premiums)	70		29
Allowance for loan losses	364		401

Total loans receivable, net	$31,634		$39,266

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to	Commercial
	-four	and multi-
	family	family	Home
	residential	residential	Equity
	real estate	real estate	lines of	Student	PPP	Other
	loans	loans	credit	Loans	Loans	loans	Total
Due During the Years Ending December 31,

2022	$-	$1,498,864	$-	$4,072	$45,638	$591,586	$2,140,160
2023	-	301,224	-	-	-	-	301,224
2024	-	2,244,376	-	65,752	-	-	2,310,128
2025 to 2026	257,483	4,032,136	-	242,858	2,326,829	268,411	7,127,717
2027 to 2031	2,217,006	3,886,247	-	316,206	-	151,311	6,570,770
2032 to 2036	2,877,826	-	184,899	167,523	-	-	3,230,248
2037 and beyond	5,777,140	2,469,439	-	2,063,904	-	77,334	10,387,817
	$11,129,455	$14,432,286	$184,899	$2,860,315	$2,372,467	$1,088,642	$32,068,064

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2021, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2022.

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$9,330	$1,799	$11,129
Commercial and multi-family residential	6,972	5,961	12,933
Home equity lines of credit	-	185	185
Student Loans	602	2,254	2,856
PPP Loans	2,327	-	2,327
Other loans	169	329	498
Total loans	$19,400	$10,528	$29,928

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2021, $11.1 million, or 34.7% of our total loan portfolio, consisted of owner-occupied, one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2021, 83.84% of our one- to four-family residential real estate loans were fixed-rate loans, and 16.16% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of January 1, 2022 was generally $647,200 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2021, we had $14.4 million in commercial and multi-family real estate loans, representing 45.0% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our emphasis on originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.6 million at December 31, 2021. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2021, our average commercial real estate loan had a balance of $498,000. At that same date, our largest commercial real estate relationship totaled $1.3 million and was performing in accordance with its repayment terms.

Paycheck Protection Program Loans (“PPP”). We originated $4.2 million in PPP loans in 2021 and have $2.4 million in outstanding balances at December 31, 2021. These loans mature in two to five years and carry a 1% interest rate. We earned fees on these loans ranging from 3% to 5%. These fees are amortized over the life of the loans and the remaining balance of unearned fees totaled $100,000 at December 31, 2021.

Student Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans totaled $2.3 million at December 31, 2021 and have repayment terms up to 20 years. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans totaled $606,000 at December 31, 2021. At December 31, 2021, student loans totaled $2.9 million and represented 8.9% of our loan portfolio.

Management believes that offering student loans and other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Student loans and other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Commercial Loans and Other. To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2021, commercial and other loans totaled $1.1 million, or 3.4% of our loan portfolio.

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

At December 31, 2021, our home equity lines of credit totaled $185,000 and were performing in accordance with their repayment terms.

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

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2021, these types of purchased loans accounted for $4.0 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Year Ended December 31,
	2021	2020
	(In thousands)

Total loans at beginning of year	$39,696	$40,098
Loans originated:
Real estate loans:
One-to four-family residential	668	-
Commercial and multi-family	861	2,799
Home equity lines of credit	-	-
Total real estate loans	1,529	2,799

PPP Loans	4,255	6,112
Student loans	-	-
Other	-	229
Total loans originated	$5,784	$9,140

Loans Purchased:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Student loans	-	-
Total Loans Purchased	$-	$-

Loans Sold:
Commercial and multi-family	-	-
Other	-	-
Total Loans Sold	$-	$-
Deduct:
Principal repayments	$13,412	$9,542
Net loan activity	$(7,628)	$(402)
Total loans at end of year	$32,068	$39,696

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, our largest credit relationship totaled $1.3 million and was secured by commercial real estate. At December 31, 2021, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.2 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent for
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2021
Real estate loans:
One to four-family residential	-	$-	1	$236	1	$236
Commercial and multi-family	-	-	1	234	1	234
Home equity lines of credit	-	-	-	-	-	-
Student	1	30	-	-	1	30
Commercial and other loans	1	4	2	37	3	41
Total	2	$34	4	$507	6	$541

At December 31, 2020
Real estate loans:
One to four-family residential	-	$-	1	$243	1	$243
Commercial and multi-family	-	-	2	256	2	256
Home equity lines of credit	-	-	-	-	-	-
Student	2	43	1	30	3	73
Commercial and other loans	-	-	-	-	-	-
Total	2	$43	4	$529	6	$572

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	$236	$243
Commercial and multi-family	234	256
Home equity lines of credit	-	-
Student loans	73	123
Other	37	-
Total	$580	$622

Accruing loans 90 days or more past due
Real estate loans:
One-to four-family residential	$-	$-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student loans	-	-
Other	-	-
Total loans 90 days or more past due	$-	$-

Total non-performing loans	$580	$622

Real estate owned	-	-
Other non-performing assets	-	-
Total non-performing assets	$580	$622

Troubled debt restructurings:
Real estate loans:
One-to four family residential	$235	$239
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Other	-	-
Total	$235	$239

Ratios:
Total non-performing loans to total loans	1.81%	1.57%
Total non-performing loans to total assets	0.61%	0.64%
Total non-performing assets to total assets	0.61%	0.64%

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2021 and 2020.

	At December 31,
	2021	2020
	(In thousands)

Classification of Assets
Substandard	$987	$565
Doubtful	-	-
Loss	-	-

Total Classified Assets	$987	$565
Special Mention	$1,104	$855

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2021, we had no potential problem loans that are not accounted for above under “Classified Assets.” Please see “Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2021.

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

For 2021 and 2020, we recorded a provision of $146,000 and $122,000, respectively. The allowance for loan losses was $364,000 or 1.13% of total loans, at December 31, 2021, compared to $401,000, or 1.01% of total loans, at December 31, 2020. At both dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio and high level of asset quality. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which could increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Years Ended December 31,
	2021	2020
	(In thousands)

Balance at beginning of year	$401	$429

Charge-offs:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	22	-
Home equity lines of credit	-	-
Student Loans	171	150
Other loans	-	-
Total charge-offs	193	150

Recoveries:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student Loans	10	-
Other loans	-	-
Total recoveries	10	-

Net Charge-offs	183	150
Provision for loan losses	146	122
Balance at end of year	$364	$401

Ratios:
Net charge-offs to average loans outstanding	0.49%	0.37%
Allowance for loan losses to non-accrual loans at end of year	62.8%	64.5%
Allowance for loan losses to non-performing loans at end of year	62.8%	64.5%
Allowance for loan losses to total loans at end of year	1.13%	1.01%

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

	At December 31,
	2021			2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to four-family residential	79	21.7%	34.7%	98	24.4%	35.6%
Commercial and multi-family residential	128	35.2%	45.0%	127	31.7%	37.7%
Home equity lines of credit	1	0.3%	0.6%	1	0.3%	0.5%
Student loans	147	40.4%	8.9%	164	40.9%	10.0%
PPP loans	0	0.0%	7.4%	-	0.0%	13.1%
Other loans	9	2.4%	3.4%	11	2.7%	3.1%
Total allowance for loan losses	364	100.0%	100.0%	401	100.0%	100.0%

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential and commercial mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2021, our investment portfolio consisted of securities, mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises, commercial mortgage-backed securities not issued by the U.S. Government agencies and state and political subdivisions as well as insured bank certificates of deposit. Additionally, as a member of the Federal Home Loan Bank of New York (FHLB), we are required to purchase stock in the FHLB and at December 31, 2021, we owned $112,000 in FHLB stock.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of New York and in the Atlantic Community Bankers Bank) at the dates indicated.

	At December 31,
	2021		2020

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Securities held to maturity:
State, county, and municipal obligations	$347	$360	$347	$368
Mortgage-backed securities	70	71	74	74
Total securities held to maturities	$417	$431	$421	$442

Securities available for sale:
U.S. government and agency securities	$23,734	$23,205	$20,246	$20,252
Mortgage-backed securities	30,061	30,207	29,162	29,775
Total securities available for sale	$53,795	$53,412	$49,408	$50,027

The following table sets forth the amortized cost and fair value of our insured bank certificates of deposit at the dates indicated.

	At December 31,
	2021		2020

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Certificates of Deposit
Maturing in after 1 to 5 years	$250	$250	$-	$-
Maturing in after 5 to 10 years	-	-	500	500
	$250	$250	$500	$500

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held to maturity:
State, county and municipal securities	$-	-%	$-	-%	$-	-%	$347	3.27%	$347	$360	3.27%
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$70	2.17%	$70	$71	2.17%
Total securities held to maturity	$-	-%	$-	-%	$-	-%	$417	3.08%	$417	$431	3.08%

Securities available for sale:
US government and agency securities	$8,491	0.26%	$1,997	0.80%	$2,000	1.15%	$11,246	1.78%	$23,734	$23,205	1.10%
Mortgage-backed securities	$3,000	4.11%	$9,616	4.02%	$1,988	2.60%	$15,457	1.56%	$30,061	$30,207	2.67%
Total securities available for sale	$11,491	1.67%	$11,613	3.46%	$3,988	1.87%	$26,703	1.65%	$53,795	$53,412	1.98%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the FHLB to fund our operations and we had $1.0 million and $1.4 million in advances at December 31, 2021 and 2020, respectively.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2021, $29.1 million, or 35.1% of our total deposit accounts were certificates of deposit, of which $20.8 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	2021			2020
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(In thousands)

Deposit Type
Non-interest-bearing checking	$8,251	10.0%	-%	$6,139	8.0%	-%
NOW	13,496	16.3%	0.05%	11,855	15.5%	0.05%
Savings	27,208	32.9%	0.18%	24,944	32.6%	0.16%
Money Market	2,929	3.5%	0.10%	2,816	3.7%	0.11%
Certificates of Deposits	30,862	37.3%	0.86%	30,708	40.2%	1.88%
	$82,746	100.0%	0.39%	$76,462	100.0%	0.82%

Uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit. Total uninsured deposits were $12.0 million and $10.9 million at December 31, 2021 and December 31, 2020, respectively.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2021	2020
	(In thousands)
Interest Rate:
Less than 2.00%	$28,734	$22,821
2.00% to 2.99%	367	6,830
3.00% and above	-	-

Total	$29,101	$29,651

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2021
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total

	(In thousands)
Interest Rate Range:
Less than 2.00%	$20,501	$6,881	$988	$364	$28,734	98.7%
2.00% to 2.99%	321	46	-	-	367	1.3
3.00% to 3.99%	-	-	-	-	-	-
Total	$20,822	$6,927	$988	$364	$29,101	100%

As of December 31, 2021, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal that exceeded the FDIC insurance limit was $746,000. At December 31, 2021, the scheduled maturity of time deposits with uninsured balances was as follows:

Period to Maturity	At December 31, 2021
(In thousands)
Three months or less	$128
Over three through six months	9
Over six months through one year	64
Over one year	545

Total	$746

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

The following table presents our outstanding balances and interest rates on these advances:

	At or For the Years Ended December 31,
	2021	2020
	(In thousands)

Balance at end of period	$1,008	$1,383
Average balance during period	1,174	1,553
Maximum outstanding at any month end	1,321	1,720
Interest rate at end of period	2.20%	2.20%
Average interest rate during period	2.20%	2.20%

We also obtained advances from the Federal Reserve Bank of New York. These advances totaled $0 and $5,118,395 at December 31, 2021 and December 31, 2020, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the first quarter of 2021. The advances had an interest rate of 0.35% and were collateralized by the related PPP loans.

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

Employees

As of December 31, 2021, we had 10 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

Federal law required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

At December 31, 2021, Sunnyside Federal’s capital exceeded all applicable requirements.

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

At December 31, 2021, Sunnyside Federal met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, Sunnyside Federal satisfied the QTL test.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2021, Sunnyside Federal was in compliance with this requirement.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2021, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Prior to 2020, a corporation could carry forward net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. NOLs generated in taxable years beginning before 2018 could be carried forward 20 years. To provide financial assistance and liquidity to taxpayers during the COVID-19 pandemic, the CARES Act amended the federal income tax rules with regard to the usage of NOLs for corporate taxpayers. The CARES Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. The CARES Act also temporarily repeals the 80% limitation for NOLs arising in tax years beginning after December 31, 2017 and beginning before January 1, 2021 and carried to another tax year. The New York NOL carryforward period is 20 years. At December 31, 2021, Sunnyside Federal had $2.9 million of federal NOL carry-forwards and $4.3 million of New York State NOL carry-forwards available for future use.

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

New York State Taxation

Sunnyside Bancorp and Sunnyside Federal report their combined income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of: (i) 7.25% of “entire net income” allocable to New York State; (ii) 0.1875% of the capital base; or (iii) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

In addition, the companies are subject to a Metropolitan Transportation Business Tax surcharge equal to 30.0% of New York franchise tax, as calculated with certain adjustments.

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

While most of the provisions of the law are effective for fiscal years beginning in 2015, the New York State statutory tax rate was not reduced until 2016. Also, as a result of the New York tax law changes, the Company recorded a valuation allowance on its entire New York deferred tax asset which totals $269,500 as of December 31, 2021. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $956,000 at December 31, 2021.

ITEM 3. Legal Proceedings

At December 31, 2021, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “SNNY.” The approximate number of holders of record of Sunnyside Bancorp common stock as of March 25, 2022 was 68. Certain shares of Sunnyside Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following table presents quarterly market information for Sunnyside Bancorp, Inc.’s common stock for the years ended December 31, 2021 and 2020:

2021	High Sale		Low Sale
Quarter ended December 31	●	$21.00	●	$19.91
Quarter ended September 30	●	$21.50	●	$17.85
Quarter ended June 30	●	$18.40	●	$14.72
Quarter ended March 31	●	$15.00	●	$12.30

2020	High Sale		Low Sale
Quarter ended December 31	●	$13.95	●	$11.55
Quarter ended September 30	●	$11.60	●	$8.61
Quarter ended June 30	●	$9.95	●	$6.65
Quarter ended March 31	●	$13.30	●	$6.49

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of December 31, 2021 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Sunnyside Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan”) which was approved by stockholders on September 16, 2014.

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

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Sunnyside Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2021 and December 31, 2020 and our results of operations for the years ended December 31, 2021 and 2020. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-to-four family residential real estate loans, commercial and multi-family real estate loans, and student loans, and to a much more limited extent, commercial, home equity lines of credit and other loans (consisting primarily of loans secured by deposits and marketable securities).At December 31, 2021, $14.4 million, or 45.0% of our total loan portfolio, was comprised of commercial real estate and multi-family mortgage loans, $11.1 million, or 34.7% of our total loan portfolio was comprised of owner-occupied, one-to-four family residential real estate loans, $2.9 million, or 8.9% of our total loan portfolio, was comprised of student loans, $2.4 million, or 7.4% of our total loan portfolio, was comprised of Paycheck Protection Program (“PPP”) loans and $1.3 million, or 4.0% of our total loan portfolio, was comprised of commercial, home equity and passbook loans.

As a result of our conservative underwriting and credit monitoring processes, we had $580,000 in non-performing assets at December 31, 2021 and $622,000 at December 31, 2020. There were $541,000 of delinquent loans at December 31, 2021 compared to $572,000 of delinquent loans at December 31, 2020.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can borrow from the Federal Home Loan Bank of New York to fund our operations and we had $1.0 million and $1.4 million in advances at December 31, 2021 and 2020, respectively. We can also borrow from the Federal Reserve Bank of New York and had $0 and $5.1 million in advances at December 31, 2021 and 2020, respectively.

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

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results. Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which could increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2021, 75.9% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total assets decreased $3.1 million, or 3.2%, to $94.4 million at December 31, 2021 from $97.5 million at December 31, 2020. The decrease was primarily the result of a decrease in loans.

Securities available for sale increased $3.4 million, or 6.8%, to $53.4 million at December 31, 2021 from $50.0 million at December 31, 2020 while securities held to maturity decreased $4,000, or 0.9%, to $417,000 at December 31, 2021 from $421,000 at December 31, 2020. The increase in securities available for sale was primarily due to purchases of government and mortgage-backed securities exceeding maturities and pay-downs while the decrease in securities held to maturity was primarily due to pay-downs on mortgage backed securities.

Net loans receivable decreased $7.6 million, or 19.4%, to $31.6 million at December 31, 2021 from $39.3 million at December 31, 2020. The decrease in loans receivable during 2021 was primarily due to a decrease of $1.1 million, or 28.0% in the student loan portfolio, a decrease of $3.0 million, or 21.2%, in residential one-to-four family loans and a decrease of $2.8 million, or 24.7%, in PPP loans.

Cash and cash equivalents increased $1.3 million, or 61.6% to $3.5 million at December 31, 2021 compared to $2.1 million at December 31, 2020.

Principal payments decreased the held to maturity securities portfolio by $4,000, or 0.9%. Purchases of securities available for sale exceeded principal payments, calls and maturities by $4.6 million.

At December 31, 2021, our investment in bank-owned life insurance was $2.5 million, an increase of $66,000 or 2.7% from $2.4 million at December 31, 2020. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Net deferred tax assets increased $237,000, or 34.6%, to $923,000 at December 31, 2021 from $685,000 at December 31, 2020. The increase resulted primarily from an increase in unrealized losses on securities.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses, and investment receivables decreased $54,000, or 19.4%, to $223,000 at December 31, 2021 from $276,000 at December 31, 2020. The decrease was primarily due to decreases in prepaid insurance and prepaid expenses of $40,000 and $18,000, respectively, partly offset by increases in prepaid NY franchise tax of $4,000.

Total deposits increased $4.6 million, or 5.9%, to $82.9 million at December 31, 2021 from $78.3 million at December 31, 2020. The increase was primarily due to higher savings, NOW and non-interest bearing checking balances, partly offset by lower certificates of deposit and money market balances. Savings deposits increased $1.0 million or 3.9%, NOW balances increased $2.4 million, or 18.8%, non-interest bearing balances increased $2.2 million, or 37.1% while money market balances decreased $481,000, or 15.0%, and certificates of deposits decreased $550,000, or 1.9%.

We had $0 in Federal Reserve Bank advances outstanding at December 31, 2021 and $5.1 million at December 31, 2020. We had $1.0 million in Federal Home Loan Bank advances outstanding at December 31, 2021 and $1.4 million at December 31, 2020. At December 31, 2021, we had the ability to borrow approximately $27.4 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2021, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $2.0 million, or 17.2%, to $9.6 million at December 31, 2021 compared to $11.6 million at December 31, 2020 primarily due to an increase in unrealized losses in our investment portfolio which is included in accumulated other comprehensive loss and our net loss of $1.3 million for 2021.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General.

For the year ended December 31, 2021, the Company recorded a net loss of $1.3 million compared to net loss of $236,000 in 2020. The increase in net loss was primarily from $1.2 million of professional fees associated with the Company’s announced merger, offset in part by an increase in net interest income.

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

Net Interest Income. Net interest income increased $319,000, or 16.7%, to $2.2 million for the year ended December 31, 2021 from $1.9 million for the year ended December 31, 2020. The increase in net interest income was primarily due to a $316,000, or 47.2% decrease in interest expense.

Interest income on loans decreased $72,000, or 4.2%, primarily due to decreases in the loan balances partly offset by higher yields. Interest income on investment securities increased $33,000 or 14.4%, primarily due to higher balances offset by lower rates. Interest income on mortgage-backed securities increased $58,000 or 9.9%, primarily due to an increase in yields partly offset by lower balances. Interest income on federal funds sold and other interest-earning assets decreased $16,000, or 44.2% mainly due to lower rates partly offset by higher balances. The average yield on our loans increased 20 basis points, while average balances decreased $3.4 million. The average yield on our mortgage-backed securities increased 32 basis points while average balances decreased $1.9 million. The average yield on investment securities decreased 15 basis points, while the average balance increased $3.7 million during 2021. Our net interest rate spread increased 42 basis points to 2.46% for the year ended December 31, 2021 from 2.04% for the year ended December 31, 2020, and our net interest margin increased 35 basis points to 2.52% for 2021 from 2.17% for 2020.

Interest and Dividend Income. Interest and dividend income increased $3,000 to $2.6 million for the year ended December 31, 2021 from $2.6 million for the year ended December 31, 2020. Interest on mortgage-backed securities and investment securities increased $58,000, or 9.9% and $33,000, or 14.4%, respectively, but was offset by a decrease in loan interest income of $72,000 or 4.2% and a decrease in interest on federal funds sold and other earning assets of $16,000, or 44.2%, compared to 2020.

Interest income on loans decreased $72,000, or 4.2%, to $1.7 million for the year ended December 31, 2021 from $1.7 million for the year ended December 31, 2020. The decrease resulted primarily from a decrease of $3.4 million in average loan balances to $37.5 million in 2021 from $41.0 million in 2020, partly offset by a 20 basis point increase in the yield to 4.43% in 2021 from 4.23% in 2020 primarily resulting from amortized fees collected under the SBA’s PPP program.

Interest income on mortgage-backed securities increased $58,000 to $644,000 primarily due to a 32 basis point increase in yield to 2.21% in 2021 from 1.89% in 2020, partly offset by a decrease of $1.9 million in average balances. Interest on investment securities increased $33,000 to $263,000 primarily due to an increase of $3.7 million in average balances partly offset by a 15 basis point decrease in yield to 1.48% for 2021 from 1.63% in 2020. Interest and dividend income of federal funds sold and other earning assets decreased $16,000 to $20,000 mainly due to a 115 basis point decrease in yield from 1.62% in 2020 to 0.47% in 2021, partly offset by an increase in average balances of $2.1 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $316,000 to $354,000 for the year ended December 31, 2021 from $670,000 for the year ended December 31, 2020. The cost of interest-bearing deposits and borrowings decreased 43 basis points to 0.46% for 2021 compared to 0.89% for 2020, mainly reflecting a decrease in rates on certificates of deposit.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $146,000 for the year ended December 31, 2021 compared to $122,000 for the year ended December 31, 2020. The increase was mainly due to higher provisions for the student loan portfolio. The allowance for loan losses was $364,000 at December 31, 2021 compared to $401,000 at December 31, 2020. We had $580,000 in non-performing loans at December 31, 2021 and $622,000 at December 31, 2020. During the years ended December 31, 2021 and 2020 we had loan charge-offs of $193,000 and $150,000, respectively. There were $10,000 and $0 recoveries in 2021 and 2020, respectively. Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which could increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Noninterest Income. Noninterest income decreased $121,000, or 45.7% to $143,000 for the year ended December 31, 2021 from $264,000 for the year ended December 31, 2020. The decrease was primarily due to gains of $124,000 from the sale of securities recorded in 2020 versus $0 in gains in 2021.

Noninterest Expense. Noninterest expense increased $1.2 million, or 50.6%, to $3.6 million for the year ended December 31, 2021 from $2.4 million for the year ended December 31, 2020. This increase was primarily due to merger-related expenses of $1.2 million as well as increases in data processing expenses, occupancy and equipment expenses, and professional fees, partly offset by decreases in salaries and benefits.

Merger-related expenses increased $1.2 million primarily due to higher legal and investment banking fees. Compensation and benefits decreased $52,000, or 4.4%, to $1.1 million for 2021 from $1.2 million for 2020, primarily due to lower salaries and benefits expense. Occupancy and equipment expense increased $23,000, or 9.4%, primarily due to higher depreciation, repairs, taxes and utilities. Data processing fees increased $30,000 or 10.1%, primarily due to higher costs related to the Bank’s core processing and upgraded computer equipment. Federal deposit insurance premium expense increased $7,000, or 42.5% because the FDIC returned overpayments to the Deposit Insurance Fund which were primarily applied against premiums due in 2020. Other non-interest expense increased $14,000, or 7.6% primarily due to increases in correspondent service charges, stock transfer agent fees and shareholder costs.

Income Tax Expense. We recorded an income tax benefit of $34,000 for the year ended December 31, 2021 based on a loss before taxes of $1.3 million. In 2021, we recorded an income tax benefit of $71,000 based on a loss before taxes of $306,000. The decrease in tax benefit was primarily due to non-deductible merger related expenses.

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

	For the Years Ended December 31,
	2021			2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost
				(In thousands)

Interest-earning assets:
Loans:	$37,546	$1,663	4.43%	$40,987	$1,735	4.23%
Investment securities	17,736	263	1.48%	14,085	230	1.63%
Mortgage-backed securities	29,196	644	2.21%	31,082	586	1.89%
Fed funds sold and other interest-earning assets	4,291	20	0.47%	2,224	36	1.62%
Total interest-earning assets	88,769	2,590	2.92%	88,378	2,587	2.93%
Non-interest-earning assets	7,933			5,940
Total assets	$96,702			$94,318

Interest Bearing Liabilities
Transaction Accounts	$13,496	$7	0.05%	$11,855	$6	0.05%
Regular Savings	27,208	49	0.18%	24,944	39	0.16%
Money Markets	2,929	3	0.10%	2,816	3	0.11%
Certificates of Deposits	30,862	265	0.86%	30,708	577	1.88%
Advances from FHLB and FRB of NY	2,363	30	1.27%	4,909	45	0.92%
Total Interest Bearing Liabilities	76,858	354	0.46%	75,232	670	0.89%
Non-Interest Bearing Liabilities	9,321			7,202
Total Liabilities	86,179			82,434

Equity	10,523			11,884
Total Liabilities and Equity	$96,702			$94,318
Net Interest Income		$2,236			$1,917
Interest Rate Spread (1)			2.46%			2.04%
Net Interest-Earning Assets (2)	$11,911			$13,146
Net Interest Margin (3)		2.52%			2.17%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	115.50%			117.47%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the
	Years Ended December 31
	2021 vs. 2020
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(151)	$79	$(72)
Investment Securities	56	(23)	33
Mortgage-backed securities	(38)	96	58
Fed funds sold and other interest-earning assets	20	(36)	(16)
Total Interest Income	(113)	116	3

Interest-bearing liabilities:
NOW accounts	1	-	1
Regular savings	4	6	10
Money Market	-	-	-
Certificates of deposit	3	(315)	(312)
Other borrowings	(28)	13	(15)
Total interest expense	(20)	(296)	(316)

Increase (decrease) in net interest income	$(93)	$412	$319

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2021 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(In thousands)

+400	$2,119	9.42%
+300	$2,132	10.10%
+200	$2,086	7.75%
+100	$1,997	3.14%
Level	$1,936	0.00%
-100	$1,897	-2.02%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York. At December 31, 2021, we had the capacity to borrow an additional $27.4 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2021, we had the ability to borrow up to $2 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2021 and 2020, we had $1.1 million and $1.4 million in outstanding advances from the Federal Home Loan Bank of New York and $0 and $5.1 million in outstanding advances at the Federal Reserve Bank of New York.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2021, loan originations totaled $5.8 million compared to originations of $9.1 million, for the year ended December 31, 2020. Purchases of investments, mortgage-backed securities and bank certificates of deposit totaled $65.1 million for the year ended December 31, 2021 and $109.4 million for the year ended December 31, 2020.

Total deposits increased $4.6 million during the year ended December 31, 2021, while total deposits increased $6.4 million during the year ended December 31, 2020. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2021, certificates of deposit scheduled to mature within one year totaled $20.8 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2021 and 2020, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2021. Our Tier 1 and total risked-based capital was $10.0 million and $10.4 million, respectively, or 20.6% and 21.4% of total risk weighted assets at December 31, 2021. At December 31, 2020, our Tier 1 and total risked-based capital was $11.3 million and $11.7 million, respectively, or 26.0% and 27.0% of risk weighted assets.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2021 is effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called for by this item concerning the directors and officers will be included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2022 annual meeting of shareholders (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Statements of Financial Condition at December 31, 2021 and 2020;

(C)	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020;

(E)	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

2.1	Agreement and Plan of Merger (1)
3.1	Articles of Incorporation of Sunnyside Bancorp (2)
3.2	Bylaws of Sunnyside Bancorp (2)
4	Form of Common Stock Certificate of Sunnyside Bancorp (2)
4.2	Description of Sunnyside Bancorp’s Securities (3)
10.1	Form of Employment Agreement with Timothy D. Sullivan (4)
10.2	Form of Employment Agreement with Gerardina Mirtuono (5)
10.3	Form of Employee Stock Ownership Plan (2)
10.4	Form of Employment Agreement with Edward Lipkus (6)
10.5	Sunnyside Bancorp 2014 Equity Incentive Plan (7)
10.6	Amendments to Employment Agreement with Timothy D. Sullivan (7) (8)
10.7	Amendments to Employment Agreement with Gerardina Mirtuono (7) (8)
10.8	Amendments to Employment Agreement with Edward Lipkus (7) (8)
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements for the year ended December 31, 2021, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2021.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013.

(3)	Incorporate by reference to the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.

(4)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed on June 22, 2015.

(5)	Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2014.

(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015.

(7)	Incorporated by reference to the Company’s proxy statement filed on August 11, 2014.

(8)	Incorporated by reference to the Current Report on Form 8-K filed on March 23, 2018.

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

SUNNYSIDE BANCORP

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Sunnyside Bancorp, Inc. and Subsidiary

Irvington, New York

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated statements of financial condition of Sunnyside Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Allowance for Loan Losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $364,000 and $401,000 at December 31, 2021 and 2020 respectively and consists of a general allowance only as of each of those dates. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the previous three-year period, depending on loan type. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies and procedures, lending personnel, and collateral, as well as concentrations in loan types, industry and geography. The adjustments for qualitative factors require a significant amount of judgement by management and involve a high degree of estimation uncertainty.

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
Totowa, NJ

Fontanella Associates LLC has served as the Company’s auditor since 2016. The engagement partner and audit manager have served on the audit team since 2009 originally under the firm name of Fontanella & Babitts, Certified Public Accountants.

March 30, 2022

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2021	2020
Assets

Cash and cash equivalents	$3,470,090	$2,146,691
Certificates of Deposit	250,000	500,000
Securities held to maturity, net; approximate fair value of $431,000 (2021) and $442,000 (2020)	417,010	420,871
Securities available for sale	53,411,654	50,027,457
Loans receivable, net	31,633,926	39,266,472
Premises and equipment, net	955,757	988,784
Federal Home Loan Bank of New York and other stock, at cost	196,600	225,900
Accrued interest receivable	414,295	525,768
Cash surrender value of life insurance	2,504,594	2,438,576
Deferred income taxes	922,727	685,308
Other assets	222,643	276,285

Total assets	$94,399,296	$97,502,112

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$82,854,464	$78,250,794
Borrowings	1,007,716	6,501,089
Advances from borrowers for taxes and insurance	519,908	538,879
Other liabilities	412,947	610,369

Total liabilities	84,795,035	85,901,131

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,121,120	7,104,920
Unallocated common stock held by the Employee Stock Ownership Plan	(355,075)	(377,524)
Retained earnings	4,337,274	5,630,970
Accumulated other comprehensive (loss)	(1,506,993)	(765,320)

Total stockholders’ equity	9,604,261	11,600,981

Total liabilities and stockholders’ equity	$94,399,296	$97,502,112

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Interest and dividend income:
Loans	$1,662,575	$1,734,563
Investment securities	263,106	230,078
Mortgage-backed securities	643,866	585,717
Federal funds sold and other earning assets	20,325	36,395

Total interest and dividend income	2,589,872	2,586,753

Interest expense:
Deposits	324,176	624,555
Borrowings	29,950	45,565

Total interest expense	354,126	670,120

Net interest income	2,235,746	1,916,633

Provision for loan losses	145,798	122,227

Net interest income after provision for loan losses	2,089,948	1,794,406

Non-interest income:
Fees and service charges	77,038	81,589
Income on bank owned life insurance	66,018	57,022
Gain on call of bank certificate of deposit	-	703
Gain on sale of securities	-	124,351
Total non-interest income	143,056	263,665

Non-interest expense:
Compensation and benefits	1,121,340	1,173,425
Occupancy and equipment, net	271,989	248,650
Data processing service fees	326,453	296,552
Merger related expenses	1,215,067	54,324
Professional fees	347,300	334,006
Federal deposit insurance premiums	22,613	15,870
Advertising and promotion	54,182	54,180
Other	201,700	187,405

Total non-interest expense	3,560,644	2,364,412

Loss before income tax benefit	(1,327,640)	(306,341)

Income tax benefit	(33,944)	(70,713)

Net loss	$(1,293,696)	$(235,628)

Basic and diluted loss per share	$(1.71)	$(0.31)
Weighted average shares outstanding basic and diluted	756,782	754,422

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2021	2020

Net loss	$(1,293,696)	$(235,628)

Other comprehensive income, before tax:
Defined benefit pension plans:
Net gain (loss) arising during the period	3,512	(111,217)
Amortization of loss included in net periodic plan cost	60,171	57,472
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,002,511)	681,007
Reclassification adjustment for gains included in operations	-	(124,351)

Other comprehensive income (loss), before tax	(938,828)	502,911

Income tax expense (benefit) related to items of other comprehensive income (loss)	(197,155)	105,635

Other comprehensive income (loss), net of tax	(741,673)	397,276

Comprehensive income (loss)	$(2,035,369)	$161,648

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

			Unallocated
		Additional	Common Stock		Accumulated Other
	Common	Paid-in	Held by	Retained	Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2019	$7,935	$7,092,368	$(399,974)	$5,866,598	$(1,162,596)	$11,404,331

Net Loss	-	-	-	(235,628)	-	(235,628)

ESOP shares allocated or committed to be released	-	1,527	22,930	-	-	24,457

Restricted stock awards earned	-	11,025	-	-	-	11,025

Purchase of stock for ESOP	-	-	(480)	-	-	(480)

Other comprehensive income, net of tax	-	-	-	-	397,276	397,276

Balance at December 31, 2020	7,935	7,104,920	(377,524)	5,630,970	(765,320)	11,600,981

Net Loss	-	-	-	(1,293,696)	-	(1,293,696)

ESOP shares allocated or committed to be released	-	16,200	22,449	-	-	38,649

Other comprehensive income (loss), net of tax	-	-	-	-	(741,673)	(741,673)

Balance at December 31, 2021	$7,935	$7,121,120	$(355,075)	$4,337,274	$(1,506,993)	$9,604,261

See accompanying notes to consolidated financial statements.

SUNNYSIDE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,293,696)	$(235,628)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation expense	126,403	112,929
Amortization of premiums and accretion of discounts, net	182,769	270,398
Gain on call of bank certificate of deposit	-	(703)
Gain on sale of securities available for sale	-	(124,351)
Amortization of deferred loan fees and costs, net	(219,023)	(51,611)
Provision for loan losses	145,798	122,227
Decrease (increase) in accrued interest receivable	111,473	(22,488)
Increase in cash surrender value of life insurance	(66,018)	(57,022)
Deferred income taxes	(40,264)	(76,823)
Net decrease in other assets	53,642	16,424
Net decrease in other liabilities	(133,739)	(83,989)
Amortization of stock compensation plans	38,649	35,482
Net cash used in operating activities	(1,094,006)	(95,155)

Cash flows from investing activities:
Purchases of securities available for sale	(65,145,792)	(109,390,110)
Maturities of certificates of deposit	250,000	500,000
Repayments and maturities of securities held to maturity	4,121	3,718
Repayments and maturities of securities available for sale	60,576,055	91,394,206
Proceeds from sale of securities available for sale	-	6,357,348
Redemption of Federal Home Loan Bank and other stock	29,300	9,900
Loan originations, net of principal repayments	7,705,771	502,794
Purchases of bank premises and equipment	(93,376)	(49,201)
Net cash provided by (used in) investing activities	3,326,079	(10,671,345)

Cash flows from financing activities:
Net increase in deposits	4,603,670	6,351,362
Net (decrease) increase in short term borrowings	(5,118,395)	5,118,395
Repayment of long term borrowings	(374,978)	(366,826)
Net decrease in advances from borrowers for taxes and insurance	(18,971)	(9,742)
Purchase of stock for ESOP	-	(480)

Net cash (used in) provided by financing activities	(908,674)	11,092,709

Net increase in cash and cash equivalents	1,323,399	326,209

Cash and cash equivalents at beginning of year	2,146,691	1,820,482

Cash and cash equivalents at end of year	$3,470,090	$2,146,691

Supplemental Information:

Cash paid for:
Interest	$364,728	$660,868
Income taxes, net	$300	$9,800

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2021 and 2020, the Company had no securities classified as trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The amount of interest and penalties for the years ended December 31, 2021 and 2020 was immaterial. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2017.

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

Subsequent Events

The Company evaluated its December 31, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” This update amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. This update was effective on January 1, 2021, and did not have a material effect on the Company’s consolidated financial statements.

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

Reclassification

Certain amounts for the year ended December 31, 2020 have been reclassified to conform to the current year’s presentation.

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

The merger was approved by Sunniyside Bancorp’s shareholders on November 10, 2021. Consummation of the merger is subject to certain other conditions, including the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints.

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

Merger related costs are being expensed as incurred and are being reported separately in the consolidated statements of operations. Such costs totaled $1,215,000 and $54,000 for the year ended December 31, 2021 and 2020, respectively.

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

3. MUTUAL TO STOCK CONVERSION AND LIQUIDATION ACCOUNT (Cont’d)

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

4. CERTIFICATES OF DEPOSIT

	December 31,
	2021	2020

Maturing in:
After one to five years	$250,000	$-
After five to ten years	-	500,000
Certificates of Deposits	$250,000	$500,000

5. SECURITIES

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,259	$12,872	$-	$360,131
Mortgage-backed securities	69,751	900	-	70,651

	$417,010	$13,772	$-	$430,782

Securities available for sale:
U.S. government and agency obligations	$23,733,928	$2,337	$531,898	$23,204,367
Mortgage-backed securities	30,061,053	319,700	173,466	30,207,287

	$53,794,981	$322,037	$705,364	$53,411,654

5. SECURITIES (Cont’d)

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,033	$20,615	$-	$367,648
Mortgage-backed securities	73,838	339	-	74,177

	$420,871	$20,954	$-	$441,825

Securities available for sale:
U.S. government and agency obligations	$20,246,530	$28,158	$22,640	$20,252,048
Mortgage-backed securities	29,161,743	629,374	15,708	29,775,409

	$49,408,273	$657,532	$38,348	$50,027,457

Mortgage-backed securities include securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $481,000, $6.6 million, and $10.4 million, respectively, at December 31, 2021 ($1.0 million, $9.4 million, and $13.2 million, at December 31, 2020). Mortgage-backed securities also include other commercial mortgage-backed securities with an amortized cost totaling $12.6 million at December 31, 2021. ($5.6 million at December 31, 2020).

The following is a summary of the amortized cost and fair value of securities at December 31, 2021 and 2020, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$11,491,438	$11,494,360
After one to five years	-	-	11,613,287	11,611,187
After five to ten years	-	-	3,987,439	3,988,621
After ten years	417,010	430,782	26,702,817	26,317,486

	$417,010	$430,782	$53,794,981	$53,411,654

5. SECURITIES (Cont’d)

	December 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$6,499,847	$6,499,910
After one to five years	-	-	6,100,000	6,115,567
After five to ten years	-	-	3,329,922	3,353,902
After ten years	420,871	441,825	33,478,504	34,058,078

	$420,871	$441,825	$49,408,273	$50,027,457

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at December 31, 2021 and 2020, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2021
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$16,758,164	$230,242	$5,943,867	$301,655
Mortgage-backed securities	3,921,160	42,236	3,667,750	131,231

	20,679,324	272,478	9,611,617	432,886
Securities held to maturity:
State, county, and municipal obligations	-	-	-	-

	$20,679,324	$272,478	$9,611,617	$432,886

	December 31, 2020
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$6,222,465	$22,640	$-	$-
Mortgage-backed securities	3,032,774	13,369	88,292	2,339

	9,255,239	36,009	88,292	2,339
Securities held to maturity:
State, county, and municipal obligations	-	-	-	-

	$9,255,239	$36,009	$88,292	$2,339

5. SECURITIES (Cont’d)

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At December 31, 2021, a total of 16 securities were in an unrealized loss position (6 at December 31, 2020). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2021 and December 31, 2020 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $4.5 million at December 31, 2021 have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

	December 31,
	2021	2020
Mortgage loans:
Residential 1-4 family	$11,129,455	$14,132,314
Commercial and multi-family	14,432,286	14,954,657
Home equity lines of credit	184,899	193,795

	25,746,640	29,280,766

Other loans:
Passbook	14,700	23,339
Student	2,860,315	3,971,838
Commercial	3,446,409	6,420,542

	6,321,424	10,415,719

Total loans	32,068,064	39,696,485

Less:
Deferred loan fees (costs and premiums), net	70,572	29,018
Allowance for loan losses	363,566	400,995

	434,138	430,013

	$31,633,926	$39,266,472

6. LOANS RECEIVABLE, NET (Cont’d)

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses which were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2021, the Company had 32 PPP loans outstanding, with an outstanding principal balance of $2.4 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial Loan class.

In the ordinary course of business, the Company may make loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $110,000 and $173,000 at December 31, 2021 and 2020, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	December 31,
	2021	2020

Balance at beginning of year	$400,995	$428,908
Provision for loan losses	145,798	122,227
Charge-offs	(192,577)	(150,140)
Recoveries	9,350	-

Balance at end of year	$363,566	$400,995

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2021 and 2020. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	December 31, 2021
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$10,894	$12,650	$185	$2,787	$3,461	$29,977
Special Mention	236	795	-	73	-	1,104
Substandard	-	987	-	-	-	987

Total	$11,130	$14,432	$185	$2,860	$3,461	$32,068

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2020
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$14,132	$13,567	$194	$3,939	$6,444	$38,276
Special Mention	-	822	-	33	-	855
Substandard	-	565	-	-	-	565

Total	$14,132	$14,954	$194	$3,972	$6,444	$39,696

The following table provides information about loan delinquencies at the dates indicated:

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$236	$236	$10,894	$11,130	$-
Commercial and multi-family	-	-	234	234	14,198	14,432	-
Home equity lines of credit	-	-	-	-	185	185	-
Student loans	30	-	-	30	2,830	2,860	-
Commercial and other loans	-	4	37	41	3,420	3,461	-

	$30	$4	$507	$541	$31,527	$32,068	$-

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing

	(In thousands)
Residential 1-4 family	$-	$-	$243	$243	$13,889	$14,132	$-
Commercial and multi-family	-	-	256	256	14,698	14,954	-
Home equity lines of credit	-	-	-	-	194	194	-
Student loans	25	18	30	73	3,899	3,972	-
Commercial and other loans	-	-	-	-	6,444	6,444	-

	$25	$18	$529	$572	$39,124	$39,696	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	December 31,
	2021	2020
	(In thousands)
Residential 1-4 family	$236	$243
Commercial and multi-family	234	256
Home equity lines of credit	-	-
Student loans	73	123
Commercial and other loans	37	-

Total non-accrual loans	580	622

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$580	$622

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $29,400 and $57,700 for the year ended December 31, 2021 and 2020, respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 and $6,000 during the year ended December 31, 2021 and 2020, respectively.

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

The following table presents loans evaluated for impairment by loan type:

Year Ended
December 31, 2021

		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:	$234,810	$234,810	$-	$236,932	$14,683
1-4 family residential

6. LOANS RECEIVABLE, NET (Cont’d)

Year Ended
December 31, 2020

		Unpaid	Related	Average	Interest
	Recorded	Principal	Specific	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Without an allowance:
1-4 family residential	$239,107	$239,107	$-	$239,983	$14,886

The recorded investment in the one loan modified in a troubled debt restructuring totaled $234,810 and $239,107 at December 31, 2021 and 2020, respectively. This loan was current at December 31, 2021 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

There were no new troubled debt restructurings in 2020 and 2021.

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

As of December 31, 2021, the Company had one COVID-19 related deferment for one residential 1-4 family mortgage loan totaling $109,000. Since 2020, the Company made COVID-19 related short-term loan concessions to three residential 1-4 family mortgage loans totaling $547,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of December 31, 2021, two of these loans had paid off and two of the remaining three loans had come out of the deferment period.

The following tables present the activity in the allowance for loan losses by loan type for the years indicated:

	Year Ended
	December 31, 2021
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$98	$127	$1	$164	$11	$-	$401
Provision for loan losses	(19)	23	-	144	(2)	-	146
Charge offs	-	(22)	-	(171)	-	-	(193)
Recoveries	-	-	-	10	-	-	10

Ending Balance	$79	$128	$1	$147	$9	$-	$364

6. LOANS RECEIVABLE, NET (Cont’d)

	Year Ended
	December 31, 2020
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$142	$134	$2	$140	$11	$-	$429
Provision for loan losses	(44)	(7)	(1)	174	-	-	122
Charge offs	-	-	-	(150)	-	-	(150)

Ending Balance	$98	$127	$1	$164	$11	$-	$401

7. PREMISES AND EQUIPMENT, NET

	December 31,
	2021	2020

Land and land improvements	$766,939	$766,939
Building and building improvements	2,551,464	2,541,577
Furniture, fixtures and equipment	1,046,822	963,333

	4,365,225	4,271,849
Less accumulated depreciation	(3,409,468)	(3,283,065)

	$955,757	$988,784

Depreciation expense for the years ended, December 31, 2021 and 2020, was $126,403 and $112,929, respectively.

8. ACCRUED INTEREST RECEIVABLE

	December 31,
	2021	2020

Loans	$294,869	$384,434
Mortgage-backed securities	68,901	84,725
Investment securities	50,475	55,411
Certificates of Deposit	50	1,198

	$414,295	$525,768

9. DEPOSITS

	December 31,
	2021		2020
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest bearing checking	0.00%	$8,124,477	0.00%	$5,925,273
NOW accounts	0.05%	15,173,910	0.05%	12,777,180
Regular savings and clubs	0.10%	17,882,621	0.10%	17,405,851
Super saver	0.32%	9,852,469	0.30%	9,290,561
Money market	0.10%	2,719,833	0.10%	3,200,895

		53,753,310		48,599,760

Certificates of deposit	0.62%	29,101,154	1.16%	29,651,034

	0.29%	$82,854,464	0.51%	$78,250,794

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

	December 31,
	2021	2020
	(In thousands)

One year or less	$20,822	$22,710
Over one to three years	7,915	6,753
Over three years	364	188

	$29,101	$29,651

Certificates of deposit with balances of $100,000 or more totaled $17.6 million at both December 31, 2021 and 2020. The Company’s deposits are insurable to applicable limits established by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

	Year Ended
	December 31,
	2021	2020

NOW	$6,740	$5,917
Savings and clubs	48,979	38,745
Money market	2,906	2,807
Certificates of deposit	265,551	577,086

	$324,176	$624,555

10. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $1,007,716 and $1,382,694 as of December 31, 2021 and 2020, respectively. The advance at December 31, 2021 and 2020 carried an interest rate of 2.2% and matures in June 2024.

Advances from the Federal Reserve Bank of New York totaled $0 and $5,118,395 at December 31, 2021 and December 31, 2020, respectively. These advances were made under the Paycheck Protection Program Liquidity Facility to fund Small Business Administration Paycheck Protection Program (“PPP”) loans that were originated in the second quarter of 2020. The advances had an interest rate of 0.35% and were collateralized by the related PPP loans. The advances were repaid when the collateral loans were paid off. The collateral loans had a maturity of two years.

At December 31, 2021, the Company had an additional borrowing capacity at the FHLB of $27.4 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at December 31, 2021.

See Note 5 to the consolidated financial statements regarding securities pledged as collateral for such advances.

11. INCOME TAXES

The components of income taxes are summarized as follows:

	Year Ended
	December 31,
	2021	2020

Current tax expense:
Federal	$-	$-
State	6,320	6,110

	6,320	6,110

Deferred tax expense (benefit):
Federal	(40,264)	(76,823)
State	-	-

	(40,264)	(76,823)

	$(33,944)	$(70,713)

11. INCOME TAXES (Cont’d)

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 21% for the years ended December 31, 2021 and 2020 to the actual income tax expense (benefit):

	Year Ended
	December 31,
	2021	2020

Federal income tax expense (benefit)	$(278,804)	$(64,331)
State income tax expense (benefit)	4,993	4,827
Income from life insurance	(13,864)	(11,975)
Tax-exempt interest	(2,335)	(2,284)
Merger expenses	255,164	-
Other	902	3,050

Actual income tax (benefit)	$(33,944)	$(70,713)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020

Deferred tax assets:
Depreciation	$134,214	$129,884
Benefit plan liabilities	65,554	73,553
Allowance for loan losses	133,489	144,775
Charitable contribution carryover	675	994
Net operating loss carryover	895,279	783,037
Unfunded pension liability	320,081	333,455
Net deferred loan costs/fees	8,031	1,458
Other	11,155	15,737
Unrealized loss on securities available for sale	80,481	-

	1,648,959	1,482,893

Valuation allowance	(269,533)	(242,991)

Total deferred tax assets	1,379,426	1,239,902

Deferred tax liabilities:
Discounts on investments	36	-
Prepaid benefit plans	456,663	424,546
Unrealized gain on securities available for sale	-	130,048

Total deferred tax liabilities	456,699	554,594

Net deferred tax assets	$922,727	$685,308

11. INCOME TAXES(Cont’d)

At December 31, 2021, the Company had a federal net operating loss carryover of $2,900,000 and a New York state net operating loss carryover of $4,300,000 available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of New York State tax law changes, a valuation allowance of $270,000 has been established on the entire New York State portion of the net deferred tax asset. Based upon projections of future taxable income, management believes it is more likely than not the Company will realize the remaining deferred tax asset.

Sunnyside Federal qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Sunnyside Federal, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2021 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

12. BENEFIT PLANS

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

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

	December 31,
	2021	2020

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,352,625	$2,422,818
Interest cost	86,482	89,136
Actuarial loss	45,162	31,234
Benefits paid	(205,406)	(190,563)

Projected benefit obligation at end of year	2,278,863	2,352,625

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	2,197,159	2,207,451
Actual return on plan assets	216,721	88,410
Employer contributions	93,729	91,861
Benefits paid	(205,406)	(190,563)

Fair value of plan assets at end of year	2,302,203	2,197,159

Funded status of plan included in other liabilities	$23,340	$(155,466)

12. BENEFIT PLANS (Cont’d)

As of December 31, 2021 and 2020, the components of accumulated other comprehensive loss on a pretax basis are an unrecognized actuarial loss of $1,524,228 and $1,587,911, respectively.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2022 is $64,700.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

	December 31,
	2021	2020

Discount rate	4.00%	4.00%
Salary increase rate	N/A	N/A

The components of net periodic plan cost are as follows:

	Year Ended
	December 31,
	2021	2020

Components of net periodic plan cost (credit):
Interest cost	$86,482	$89,136
Expected return on assets	(168,047)	(168,391)
Amortization of unrecognized loss	60,171	57,472

Net periodic plan cost (credit) included in compensation and benefits expense	(21,394)	(21,783)

Changes in benefit obligation recognized in other comprehensive income (loss):
Net (gain) loss	(3,512)	111,217
Amortization of loss	(60,171)	(57,472)

Benefit obligation recognized in other comprehensive income (loss)	(63,683)	53,745

Total recognized in net periodic plan cost and other comprehensive income (loss)	$(85,077)	$31,962

12. BENEFIT PLANS (Cont’d)

The weighted average assumptions used to determine net periodic plan cost are as follows:

	Year Ended
	December 31,
	2021	2020

Discount rate	4.00%	4.00%
Expected rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A
Amortization period	20.00	22.48

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

12. BENEFIT PLANS (Cont’d)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2022	190,063
2023	189,108
2024	183,424
2025	177,289
2026	170,700
Years 2027-2031	764,718

$1,675,302

The Company expects to contribute cash of $83,000 to the plan in 2021.

The fair values of the pension plan assets at December 31, 2021, by asset category (see note 16 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$643,689	$643,689	$-	$-
Corporate bonds (a)	407,518	-	407,518	-
Equity securities (b)	1,250,996	1,250,996	-	-

Total	$2,302,203	$1,894,685	$407,518	$-

(a)	Includes six corporate bonds due within five years rated BBB- or better by the S&P.
(b)	Includes 38 companies spread over various market sectors.

12. BENEFIT PLANS (Cont’d)

The fair values of the pension plan assets at December 31, 2020 by asset category (see note 16 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$807,635	$807,635	$-	$-
Corporate bonds (a)	470,564	-	470,564	-
Equity securities (b)	918,960	918,960	-	-

Total	$2,197,159	$1,726,595	$470,564	$-

(a)	Includes seven corporate bonds due within six years rated BBB+ or better by the S&P.

(b)	Includes 34 companies spread over various market sectors.

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $21,000 for the years ended December 31, 2021 and 2020, respectively.

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

ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $39,000 and $24,000 for the years ended December 31, 2021 and 2020, respectively.

12. BENEFIT PLANS (Cont’d)

The ESOP shares were as follows:

	December 31,
	2021	2020

Allocated shares	17,127	14,765
Shares committed to be released	2,237	2,362
Unearned shares	35,698	37,935

Total ESOP shares	55,062	55,062

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight line basis over the requisite service period. Plan expense was approximately $0 and $11,000 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and December 31, 2020, 0 and 1,050 shares of restricted stock vested, respectively. There were no non-vested restricted stock awards outstanding at December 31, 2021. There were no stock options outstanding as of December 31, 2021.

Other Retirement Benefits

Effective June 2002, the Company entered into salary continuation agreements with certain of its officers. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2021 and 2020, recorded obligations of $185,000 and $206,069, respectively, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,504,594 and $2,438,576 at December 31, 2021 and 2020, respectively. Total expense under these plans was approximately $(6,500) and $(3,900) for the years ended December 31, 2021 and 2020, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	December 31,
	2021	2020

Unrealized net loss on pension plan	$(1,524,228)	$(1,587,911)
Unrealized (loss) gain on securities available for sale	(383,327)	619,184

Accumulated other comprehensive loss before taxes	(1,907,555)	(968,727)

Tax effect	400,562	203,407

Accumulated other comprehensive loss	$(1,506,993)	$(765,320)

14. COMMITMENTS AND CONTINGENCIES

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

The Company had loan origination commitments of $0 and $2.4 million at December 31, 2021 and 2020, respectively. The Company had outstanding undisbursed home equity and other lines of credit totaling $165,000 and $159,000 at December 31, 2021 and 2020, respectively. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2021, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

15. REGULATORY CAPITAL

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

15. REGULATORY CAPITAL (Cont’d)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2021 and 2020 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2021 that management believes have changed the Association’s capital ratings.

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Association. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule’s requirements is phased in over a multi-year transition period ending on January 1, 2020. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Association. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each subsequent year by an additional 0.625 percent until it reached its final level of 2.5 percent of risk-weighted assets on January 1, 2020. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2021 and 2020, respectively:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

December 31, 2021

Tangible Capital	$9,999	10.65%	$1,409	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	10,362	21.38%	5,088	10.50%	4,846	10.00%	5,088	10.50%
Common Equity Tier 1 Capital	9,999	20.63%	3,392	7.00%	3,150	6.50%	3,392	7.00%
Tier 1 Risk-based Capital	9,999	20.63%	4,119	8.50%	3,877	8.00%	4,119	8.50%
Tier 1 Leverage Capital	9,999	10.65%	3,757	4.00%	4,696	5.00%	N/A	N/A

December 31, 2020

Tangible Capital	$11,335	12.35%	$1,376	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,736	26.95%	4,572	10.50%	4,354	10.00%	4,572	10.50%
Common Equity Tier 1 Capital	11,335	26.03%	3,048	7.00%	2,830	6.50%	3,048	7.00%
Tier 1 Risk-based Capital	11,335	26.03%	3,701	8.50%	3,484	8.00%	3,701	8.50%
Tier 1 Leverage Capital	11,335	12.35%	3,670	4.00%	4,588	5.00%	N/A	N/A

16. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2021 and 2020. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2021 and 2020:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2021:
Securities available for sale	$53,411,654	$-	$53,411,654	$-

December 31, 2020:
Securities available for sale	$50,027,457	$-	$50,027,457	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2021 and 2020.

16. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

Off-Balance-Sheet Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements. For further information on these financial instruments, see Note 14.

16. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2021		2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$3,470	$3,470	$2,147	$2,147
Certificates of Deposit	250	250	500	500
Securities held to maturity	417	431	421	442
Securities available for sale	53,412	53,412	50,027	50,027
Loans receivable	31,634	31,582	39,266	39,396
FHLB and other stock, at cost	197	197	226	226
Accrued interest receivable	414	414	526	526

Financial liabilities:
Deposits	82,854	82,959	78,251	78,461
Borrowings	1,008	1,021	6,501	6,543

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

17. REVENUE RECOGNITION

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

Revenue from contracts with customers included in fees and service charges was $75,000 and $77,000 for the years ended December 31, 2021 and 2020, respectively.

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

Sunnyside Bancorp

Date: March 30, 2022	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy D. Sullivan	President, Chief Executive Officer and Director	March 30, 2022
Timothy D. Sullivan	(Principal Executive Officer)

/s/ Edward J. Lipkus	Vice President, Chief Financial Officer and Treasurer	March 30, 2022
Edward J. Lipkus	(Principal Financial and Accounting Officer)

/s/ Gerardina Mirtuono	Senior Vice President,	March 30, 2022
Gerardina Mirtuono	Chief Operating Officer and Director

/s/ Deborah J. Elliot
Deborah J. Elliot	Director	March 30, 2022

/s/ William Boeckelman
William Boeckelman	Director	March 30, 2022

/s/Walter Montgomery
Walter Montgomery	Director	March 30, 2022

58