Form 10-K/A
period 2021-12-31
Sunnyside Bancorp, Inc.
filed 2022-04-27
CIK 1571398

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

As of March 29, 2022, there were 793,500 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Audit Firm Id	Auditor Name:	Auditor Location:
6359	Fontanella Associates LLC	Totowa, NJ

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Sunnyside Bancorp, Inc. (the “Company”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022, to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors within 120 days after the fiscal year end. The Company has determined to include such Part III information by amendment of the Annual Report on Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III is hereby amended and restated as set forth below.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors is comprised of five members. The Company’s bylaws provide, and the terms of the Company’s Board of Directors are classified so, that approximately one-third of the directors are to be elected annually.

The table below sets forth certain information regarding the composition of the Company’s Board of Directors, including the terms of office of each director.

Name	Age at April 20, 2022	Position	Term to Expire	Director Since(1)

Deborah J. Elliot	63	Director	2022	2006
Walter G. Montgomery	76	Director	2022	2015
Gerardina Mirtuono	57	Senior Vice President, Chief Operating Officer and Director	2023	2011
Timothy D. Sullivan	68	President, Chief Executive Officer and Chairman of the Board	2023	2008
William Boeckelman	76	Director	2024	1991

(1)	Includes service on the Board of Directors of Sunnyside Federal Savings and Loan Association of Irvington.

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

Gerardina Mirtuono is Senior Vice President and Chief Operating Officer of Sunnyside Federal, positions she has held since joining Sunnyside Federal in March 2010. From March 2008 until March 2010, Ms. Mirtuono was senior vice president and chief compliance officer for The Park Avenue Bank, New York City. Prior to this position, from 2001 until 2008 Ms. Mirtuono was senior vice president and chief compliance officer for Union State Bank, Orangeburg, New York. Ms. Mirtuono has over 35 years of financial institutions experience, and this experience provides the Board with broad financial industry knowledge and experience.

Timothy D. Sullivan is President and Chief Executive Officer of Sunnyside Federal, positions he has held since joining Sunnyside Federal in January 2008. Prior to this, from 1995 until 2007, Mr. Sullivan held positions of increasing responsibility at Amalgamated Bank, New York City, where he rose to the level of executive vice president. Mr. Sullivan has over 40 years of experience in the financial institutions industry, including extensive experience in all areas of commercial, residential and consumer lending. For the first 14 years of his banking career, Mr. Sullivan had positions of increasing responsibility at Chase Manhattan Bank, including serving as a regional vice president with responsibility for a 17-branch network and a team leader in the credit audit department. Mr. Sullivan provides the Board with a broad perspective on banking as well as insight into the day to day operations of Sunnyside Federal.

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

Executive Officer Who is Not Also a Director

Edward J. Lipkus, III, age 58, since May 2014 has served as our Chief Financial Officer. Prior to this appointment, Mr. Lipkus served as chief financial officer of First National Community Bancorp, Dunmore, Pennsylvania from September 2010 until August 2012. Prior to this position, from August 2006 until August 2009, Mr. Lipkus served as chief financial officer for First Commonwealth Financial Corporation, Indiana, Pennsylvania. Mr. Lipkus is a certified public accountant and has over 35 years of financial institution experience.

Delinquent Section 16(a) Reports

The Company’s common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company’s executive officers and directors and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required to file reports with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company’s common stock. SEC rules require disclosure in the Company’s Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based on the Company’s review of ownership reports and management questionnaires, the Company believes none of the Company’s executive officers or directors failed to file these reports on a timely basis during 2021.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. There were no amendments made to or waivers from the Company’s Code of Ethics in 2021. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Sunnyside Bancorp, Inc., 56 Main Street, Irvington, New York 10533, Attention, Corporate Secretary.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation.

Summary Compensation Table. The table below sets forth the total compensation paid to or earned by our President and Chief Executive Officer, Timothy D. Sullivan, Gerardina Mirtuono, our Senior Vice President and Chief Operating Officer, and Edward J. Lipkus, III, our Vice President and Chief Financial Officer, for the years ended December 31, 2021 and 2020. Each individual listed in the table below is referred to as a named executive officer.

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation(1) ($)	Total ($)
Timothy D. Sullivan President and Chief Executive Officer	2021 2020	224,400 224,400	- 14,000	21,195 16,777	245,595 255,177

Gerardina Mirtuono Senior Vice President and Chief Operating Officer	2021 2020	162,000 162,000	- 14,000	15,301 12,240	177,301 188,240

Edward J. Lipkus, III Vice President and Chief Financial Officer	2021 2020	144,175 144,175	- 15,000	9,586 6,945	153,761 166,120

(1)	A break-down of the various elements of compensation in this column for 2021 is set forth in the following table:

Name	Employer Contributions to 401(k) Plan ($)	ESOP Allocation ($)	Life Insurance Premiums Paid ($)	Total All Other Compensation ($)
Timothy D. Sullivan	6,732	12,292	2,171	21,195
Gerardina Mirtuono	4,860	8,874	1,567	15,301
Edward J. Lipkus, III	721	7,898	967	9,586

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

To date, the only grant of awards under the 2014 Equity Incentive Plan occurred on June 16, 2015 and included 10,500 restricted stock awards with twenty percent (20%) vesting annually over five years. At December 31, 2021, all of the grants made pursuant to the 2014 Equity Incentive Plan were vested.

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

During the year ended December 31, 2021, Sunnyside Federal recognized $21,000 as a 401(k) Plan expense.

Defined Benefit Pension Plan. Sunnyside Federal maintains a defined benefit pension plan (the “Pension Plan”). The amount of the Pension Plan benefit is based on an individual’s compensation and years of service. Effective April 15, 2008, the annual benefit provided to employees under the Pension Plan was frozen. During the year ended December 31, 2021, Sunnyside Federal recognized a pension credit of $(21,394).

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

Director Compensation

The following table sets forth for the year ended December 31, 2021 certain information as to the total remuneration we paid to our directors other than Timothy D. Sullivan and Gerardina Mirtuono. Timothy D. Sullivan and Gerardina Mirtuono do not receive additional compensation for their service as a director. Information with respect to compensation paid to Timothy D. Sullivan and Gerardina Mirtuono is included above in “Executive Officer Compensation – Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Total ($)
William Boeckelman	16,000	16,000
Deborah J. Elliot	16,000	16,000
Desmond Lyons[1]	9,600	9,600
Walter G. Montgomery	16,000	16,000

Director Fees

Each person who serves as a director of Sunnyside Bancorp also serves as a director of Sunnyside Federal and earns director and committee fees only in his or her capacity as a board or committee member of Sunnyside Federal.

Each individual who serves as a director of Sunnyside Federal earns annual attendance and committee fees. For the year ended December 31, 2021, each director was paid a fee of $1,200 for each board meeting attended. Additionally, for each Audit Committee meeting attended, each director was paid a fee of $400 if the director served as a member of the committee.

1 Director Lyons resigned from the Board of Directors effective August 26, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of April 27, 2022, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

OppCapital Associates LLC (2)
One World Trade Center, Suite 8500	77,924		9.8%
New York, NY 10006

Sunnyside Federal Savings and Loan Association of Irvington Employee Stock Ownership Plan
56 Main Street	55,062		6.9
Irvington, New York 10533

Directors and Executive Officers: (3)

William Boeckelman	7,492		*
Deborah J. Elliot	7,500		*
Gerardina Mirtuono	8,828	(4)	1.1
Timothy D. Sullivan	23,095	(5)	2.9
Edward J. Lipkus	4,126	(6)	*
Walter G. Montgomery	1,000		*

All Directors and Executive Officers as a Group (6 persons)	51,634		6.5%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Based on a Schedule 13D/A filed jointly with the SEC on September 1, 2021 by (i) Rhodium BA Holdings LLC, a Delaware limited liability company; (ii) OppCapital Associates LLC, a Wyoming limited liability company and (iii) Mark M. Silber.
(3)	The business address of each director, nominee and executive officer is 56 Main Street, Irvington, New York 10533.
(4)	Includes 4,078 shares allocated to Ms. Mirtuono’s ESOP account and 3,750 shares of restricted stock over which Ms. Mirtuono has voting control.
(5)	Includes 5,720 shares allocated to Mr. Sullivan’s ESOP account and 5,500 shares of restricted stock over which Mr. Sullivan has voting control.
(6)	Includes 2,876 shares allocated to Mr. Lipkus’ ESOP account and 1,250 shares of restricted stock over which Mr. Lipkus has voting control.

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

To date, the only grant of awards under the 2014 Equity Incentive Plan occurred on June 16, 2015 and included 10,500 restricted stock awards with twenty percent (20%) vesting annually over five years. At December 31, 2021, all of the awards granted under the 2014 Equity Incentive Plan were vested.

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

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to the Company’s executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Sunnyside Federal to the Company’s executive officers and directors in compliance with federal banking regulations. At December 31, 2021, all of Sunnyside Federal’s loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Sunnyside Federal, and did not involve more than the normal risk of collectability or present other unfavorable features.

Board Independence

The Board of Directors has determined that each of the Company’s directors , with the exception of directors Sullivan and Mirtuono, is “independent” as defined in the listing standards of the Nasdaq Stock Market which the Company chooses to follow for purposes of such determination. Neither Mr. Sullivan nor Ms. Mirtuono is independent because each of them is an executive officer of the Company. There were no transactions required to be reported under “Transactions With Certain Related Persons,” below that were considered in determining the independence of the Company’s directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by Fontanella Associates, LLC for the audit of the Company’s annual financial statements for 2021 and 2020 were $47,000 and $45,000.

Audit-Related Fees. Fees billed for professional services rendered by Fontanella Associates, LLC that were reasonably related to the performance of the audits described above for 2021 and 2020 were $55,000 and $50,000.

Tax Fees. There were no fees billed for professional services by Fontanella Associates LLC for tax services for 2021 and 2020.

All Other Fees. There were no fees billed for professional services rendered for the Company by Fontanella Associates LLC for services other than those listed above for 2021 and 2020.

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

Sunnyside Bancorp, Inc.

Date: April 27, 2022	By:	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer
(Duly Authorized Representative)

