Form 10-Q
period 2022-03-31
Sunnyside Bancorp, Inc.
filed 2022-05-12
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

YES ☐ NO ☒

As of May 11, 2022, 793,500 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Sunnyside Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	March 31,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$3,139,972	$3,470,090
Certificates of deposit	250,000	250,000
Securities held to maturity, net; approximate fair value of $422,000 (March 31, 2022) and $431,000 (December 31, 2021)	416,001	417,010
Securities available for sale	50,578,303	53,411,654
Loans receivable, net	29,271,577	31,633,926
Premises and equipment, net	923,235	955,757
Federal Home Loan Bank of New York and other stock, at cost	192,300	196,600
Accrued interest receivable	417,201	414,295
Cash surrender value of life insurance	2,521,281	2,504,594
Deferred income taxes	1,401,679	922,727
Other assets	341,173	222,643

Total assets	$89,452,722	$94,399,296

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$80,025,147	$82,854,464
Borrowings	912,677	1,007,716
Advances from borrowers for taxes and insurance	422,110	519,908
Other liabilities	309,019	412,947

Total liabilities	81,668,953	84,795,035

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 1,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 30,000,000 shares authorized and 793,500 shares issued	7,935	7,935
Additional paid-in capital	7,126,697	7,121,120
Unallocated common stock held by the Employee Stock Ownership Plan	(349,487)	(355,075)
Retained earnings	4,307,380	4,337,274
Accumulated other comprehensive (loss)	(3,308,756)	(1,506,993)

Total stockholders’ equity	7,783,769	9,604,261

Total liabilities and stockholders’ equity	$89,452,722	$94,399,296

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations

	Three Months Ended
	March 31,
	2022	2021

Interest and dividend income:
Loans	$360,095	$463,459
Investment securities	68,871	60,398
Mortgage-backed securities	192,262	146,882
Federal funds sold and other earning assets	3,182	4,799

Total interest and dividend income	624,410	675,538

Interest expense:
Deposits	52,897	90,876
Borrowings	5,194	11,023

Total interest expense	58,091	101,899

Net interest income	566,319	573,639

Provision for loan losses	7,895	57,387

Net interest income after provision for loan losses	558,424	516,252

Non-interest income:
Fees and service charges	16,532	16,717
Income on bank owned life insurance	16,687	15,297

Total non-interest income	33,219	32,014

Non-Interest Expense:
Compensation and benefits	286,001	277,590
Occupancy and equipment, net	71,623	64,869
Data processing service fees	84,424	78,959
Merger related expenses	21,250	361,010
Professional fees	90,719	85,167
Federal deposit insurance premiums	6,395	5,629
Advertising and promotion	12,886	17,322
Other	49,088	50,128

Total non-interest expense	622,386	940,674

Loss before income tax benefit	(30,743)	(392,408)

Income tax benefit	(849)	(8,787)

Net loss	$(29,894)	$(383,621)

Basic and diluted loss per share	$(0.04)	$(0.51)
Weighted average shares outstanding, basic and diluted	758,175	755,938

The accompanying notes are an integral part of these consolidated financial statements.

Sunnyside BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive IncomE (LOSS)

	Three Months Ended
	March 31,
	2022	2021

Net income (loss)	$(29,894)	$(383,621)

Other comprehensive income (loss), before tax (benefit):

Defined benefit pension plans:
Amortization of loss included in net periodic plan cost	16,176	15,042
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,296,889)	(997,943)

Other comprehensive income (loss), before tax	(2,280,713)	(982,901)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(478,950)	(206,409)

Other comprehensive income (loss), net of tax (benefit)	(1,801,763)	(776,492)

Comprehensive income (loss)	$(1,831,657)	$(1,160,113)

The accompanying notes are an integral part of these consolidated financial statements.

SUNNYSIDE BANCORP, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2022
			Unallocated Common		Accumulated
	Common	Additional Paid-in	Stock Held by	Retained	Other Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2021	$7,935	$7,121,120	$(355,075)	$4,337,274	$(1,506,993)	$9,604,261

Net loss for the three months ended March 31, 2022	-	-	-	(29,894)	-	(29,894)

ESOP shares allocated or committed to be released	-	5,577	5,588	-	-	11,165

Other comprehensive income (loss), net of tax	-	-	-	-	(1,801,763)	(1,801,763)

Balance at March 31, 2022	$7,935	$7,126,697	$(349,487)	$4,307,380	$(3,308,756)	$7,783,769

	Three Months Ended March 31, 2021
			Unallocated
	Common	Additional Paid-in	Common Stock Held by	Retained	Accumulated Other Comprehensive	Total
	Stock	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2020	$7,935	$7,104,920	$(377,524)	$5,630,970	$(765,320)	$11,600,981

Net loss for the three months ended March 31, 2021	-	-	-	(383,621)	-	(383,621)

ESOP shares allocated or committed to be released	-	1,664	5,612	-	-	7,276

Other comprehensive income (loss), net of tax	-	-	-	-	(776,492)	(776,492)

Balance at March 31, 2021	$7,935	$7,106,584	$(371,912)	$5,247,349	$(1,541,812)	$10,448,144

The accompanying notes are an integral part of these consolidated financial statements

Sunnyside BANCORP, INC AND SUBSIDIARY

Condensed cONSOLIDATED StatementS of Cash Flows

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,894)	$(383,621)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	34,214	29,334
Amortization of premiums and accretion of discounts, net	23,736	54,737
Amortization of deferred loan fees and costs, net	(50,667)	(91,275)
Provision for loan losses	7,895	57,387
(Increase) decrease in accrued interest receivable	(2,906)	29,812
Increase in cash surrender value of life insurance	(16,687)	(15,297)
Net (increase) decrease in other assets	(118,532)	28,765
Net (decrease) increase in other liabilities	(87,752)	99,599
Amortization of stock compensation plans	11,165	7,276
Net cash used in operating activities	(229,428)	(183,283)

Cash flows from investing activities:
Purchases of securities available for sale	(6,986,719)	(37,143,625)
Repayments and maturities of securities held to maturity	1,074	999
Repayments and maturities of securities available for sale	4,499,380	37,179,087
Proceeds from sales of securities available for sale	3,000,000	-
Loan originations, net of principal repayments	2,405,121	(1,233,498)
Purchases of premises and equipment	(1,692)	-
Redemption of Federal Home Loan Bank and other stock	4,300	4,200
Net cash provided by (used in) investing activities	2,921,464	(1,192,837)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,829,317)	7,033,356
Net decrease in advances from borrowers for taxes and insurance	(97,798)	(94,105)
Repayment of long-term borrowings	(95,039)	(124,078)
Net decrease in short-term borrowings	-	(5,118,395)
Net cash (used in) provided by financing activities	(3,022,154)	1,696,778

Net (decrease) increase in cash and cash equivalents	(330,118)	320,658

Cash and cash equivalents at beginning of period	3,470,090	2,146,691

Cash and cash equivalents at end of period	$3,139,972	$2,467,349

Supplemental Information:

Cash paid for:
Interest	$58,258	$111,287
Income taxes	$-	$1,792

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

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2022, and December 31, 2021, the Company had no securities classified as held for trading.

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

On June 16, 2015, the Company granted 10,500 shares of restricted stock to certain executive officers, with a grant date fair value of $10.50 per share. Twenty percent of the shares awarded vest annually. Management recognizes expense for the fair value of those awards on a straight-line basis over the requisite service period. These awards were fully expensed as of June 30, 2020. There were no stock options outstanding as of March 31, 2022.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities that are a smaller reporting company should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this guidance on January 1, 2022 did not have a material effect on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses” (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the current expected credit losses model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. As the Company has not yet adopted the amendments in ASU 2016-13, ASU 2022-02 becomes effective in the first quarter of 2023. Management is assessing the impact that adoption of this standard will have on the Company’s financial condition and results of operations in conjunction with its assessment of the impact of ASU 2016-13. The Company expects to adopt this guidance on January 1, 2023.

Subsequent Events

The Company evaluated its March 31, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. See also note 2 to the consolidated financial statements.

2. PLAN OF MERGER

As previously disclosed, Rhodium BA Holdings, LLC, a Delaware limited liability company (“Rhodium”), Rhodium BA Merger Sub, Inc., a Maryland corporation and Mark Silber, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company and Sunnyside Federal, pursuant to which Rhodium will acquire the Company and the Bank.

2. Plan of Merger(Cont’d)

Under the terms of the Merger Agreement, Rhodium will acquire all of Sunnyside Bancorp’s outstanding common stock at a price of $20.25 per share in cash. The aggregate value of the transaction is expected to be approximately $16.1 million.

The merger was approved by Sunnyside Bancorp’s shareholders on November 10, 2021. Consummation of the merger is subject to certain other conditions, including the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints.

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

Merger related costs are being expensed as incurred and are being reported separately in the consolidated statements of operations. Such costs totaled $21,250 and $361,010 for the three months ended March 31, 2022 and 2021, respectively.

On May 3, 2022, the Company announced that all regulatory approvals have been obtained and that the closing of this transaction is expected to occur on or about May 31, 2022.

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

4. CERTIFICATES OF DEPOSIT

	March 31,	December 31,
	2022	2021

Maturing in:
After one to five years	$250,000	$250,000

5. SECURITIES

	March 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,315	$5,145	$-	$352,460
Mortgage-backed securities	68,686	459	-	69,145

	$416,001	$5,604	$-	$421,605

Securities available for sale:
U.S. government and agency obligations	$27,223,827	$-	$1,819,038	25,404,789
Mortgage-backed securities	26,034,692	22,077	883,255	25,173,514

	$53,258,519	$22,077	$2,702,293	$50,578,303

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$347,259	$12,872	$-	$360,131
Mortgage-backed securities	69,751	900	-	70,651

	$417,010	$13,772	$-	$430,782

Securities available for sale:
U.S. government and agency obligations	$23,733,928	$2,337	$531,898	$23,204,367
Mortgage-backed securities	30,061,053	319,700	173,466	30,207,287

	$53,794,981	$322,037	$705,364	$53,411,654

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $383,000, $6.1 million and $10.0 million, respectively, at March 31, 2022 ($481,000, $6.6 million, and $10.4 million, respectively, at December 31, 2021). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $9.6 million at March 31, 2022. ($12.6 million at December 31, 2021).

There were no sales or calls of securities held to maturity for the three months ended March 31, 2022 and 2021, respectively.

Proceeds from the sale of securities available for sale totaled $3,000,000 and $0 for the three months ended March 31, 2022 and 2021 respectively. There were no gains on losses recognized on the sales.

The following is a summary of the amortized cost and fair value of securities at March 31, 2022 and December 31, 2021, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

5. SECURITIES (Cont’d)

	March 31, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$14,580,973	$14,546,222
After one to five years	-	-	9,007,110	8,893,278
After five to ten years	-	-	3,847,856	3,633,655
After ten years	416,001	421,605	25,822,580	23,505,148
	$416,001	$421,605	$53,258,519	$50,578,303

	December 31, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$11,491,438	$11,494,360
After one to five years	-	-	11,613,287	11,611,187
After five to ten years	-	-	3,987,439	3,988,621
After ten years	417,010	430,782	26,702,817	26,317,486
	$417,010	$430,782	$53,794,981	$53,411,654

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2022 and December 31, 2021, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Securities available for sale:
U.S. government and agency obligations	$15,662,208	$315,993	$9,742,582	$1,503,045
Mortgage-backed securities	17,864,021	313,841	5,127,943	569,414
	$33,526,229	$629,834	$14,870,525	$2,072,459

5. SECURITIES (Cont’d)

	December 31, 2021
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities available for sale:
U.S. government and agency obligations	$16,758,164	$230,242	$5,943,867	$301,655
Mortgage-backed securities	3,921,160	42,236	3,667,750	131,231
	$20,679,324	$272,478	$9,611,617	$432,886

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. At March 31, 2022, a total of 40 securities were in an unrealized loss position (16 at December 31, 2021). The Company generally purchases securities issued by Government Sponsored Enterprises (GSE) as well as commercial mortgage-backed securities. It is expected that these securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2022 and December 31, 2021 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $4.1 million at March 31, 2022 have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2022	2021
Mortgage loans:
Residential 1-4 family	$10,628,776	$11,129,455
Commercial and multi-family	14,248,640	14,432,286
Home equity lines of credit	183,390	184,899

	25,060,806	25,746,640

Other loans:
Passbook	11,558	14,700
Student	2,584,905	2,860,315
Commercial	2,005,834	3,446,409
	4,602,297	6,321,424
Total loans	29,663,103	32,068,064
Less:
Deferred loan fees (costs and premiums), net	19,906	70,572
Allowance for loan losses	371,620	363,566
	391,526	434,138
	$29,271,577	$31,633,926

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses which were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of March 31, 2022 and December 31, 2021, the Company had 17 and 32 PPP loans outstanding, with an outstanding principal balance of $964,000 and $2.4 million, respectively. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial Loan class.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $107,000 and $110,000 at March 31, 2022 and December 31, 2021, respectively.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021

Balance at beginning of period	$363,566	$400,995
Provision for loan losses	7,895	57,387
Charge-offs	-	(47,968)
Recoveries	159	-

Balance at end of period	$371,620	$410,414

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2022 and December 31, 2021. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2022
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$10,394	$12,261	$183	$2,482	$2,017	$27,337
Special Mention	235	788	-	103	-	1,126
Substandard	-	1,200	-	-	-	1,200

Total	$10,629	$14,249	$183	$2,585	$2,017	$29,663

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2021
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$10,894	$12,650	$185	$2,787	$3,461	$29,977
Special Mention	236	795	-	73	-	1,104
Substandard	-	987	-	-	-	987

Total	$11,130	$14,432	$185	$2,860	$3,461	$32,068

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2022
			90 Days				90 Days
	30-59 Days	60-89 Days	or More	Total			or More Past Due
	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	and Accruing
	(In thousands)

Residential 1-4 family	$-	$40	$235	$275	$10,354	$10,629	$-
Commercial real estate and multi-family	-	-	234	234	14,015	14,249	-
Home equity lines of credit	-	-	-	-	183	183	-
Student loans	34	-	30	64	2,521	2,585	-
Commercial and other loans	-	-	25	25	1,992	2,017	-

	$34	$40	$524	$598	$29,065	$29,663	$-

	December 31, 2021
			90 Days				90 Days
	30-59 Days	60-89 Days	or More	Total			or More Past Due
	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	and Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$236	$236	$10,894	$11,130	$-
Commercial real estate and multi-family	-	-	234	234	14,198	14,432	-
Home equity lines of credit	-	-	-	-	185	185	-
Student loans	30	-	-	30	2,830	2,860	-
Commercial and other loans	-	4	37	41	3,420	3,461	-

	$30	$4	$507	$541	$31,527	$32,068	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2022	2021
	(In thousands)

Residential 1-4 family	$235	$236
Commercial real estate and multi-family	234	234
Home equity lines of credit	-	-
Student loans	103	73
Other loans	25	37

Total non-accrual loans	597	580

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$597	$580

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $7,500 and $7,900 for the Three Months Ended March 31, 2022 and 2021, respectively. The Company did not recognize any interest income on non-accrual loans during the three months ended March 31, 2022 and 2021, respectively.

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

The recorded investment in the one loan modified in a troubled debt restructuring totaled $233,734 and $234,810 at March 31, 2022 and December 31, 2021, respectively. This loan was current at March 31, 2022 and complied with the terms of its restructure agreement. Loans that were modified in a troubled debt restructuring represent concessions made to borrowers experiencing financial difficulties. The Company works with these borrowers to modify existing loan terms usually by extending maturities or reducing interest rates. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the value of the underlying collateral property. Subsequently, these loans are individually evaluated for impairment.

The following table provides information about the Company’s impaired loans at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$234	$234	$-

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance

1-4 residential	$235	$235	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following tables provide information about the Company’s impaired loans for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Average Recorded Investment	Interest Income Received	Average Recorded Investment	Interest Income Received

1-4 residential	$234	$3	$238	$3

During the three months ended March 31, 2022 and 2021, there were no new TDR’s that occurred.

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

As of March 31, 2022, the Company did not have any COVID-19 related deferments. Since 2020, the Company made COVID-19 related short-term loan concessions to three residential 1-4 family mortgage loans totaling $547,000 and two commercial and multi-family mortgage loans totaling $1,055,000. As of March 31, 2022, the three one-to-four residential loans have paid off and the two commercial loans have come out of the deferment period.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended
	March 31, 2022
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Beginning balance	$79	$128	$1	$147	$9	$364
Provision for loan losses	(4)	2	-	10	-	8
Charge Offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Ending Balance	$75	$130	$1	$157	$9	$372

6. LOANS RECEIVABLE, NET (Cont’d)

	Three Months Ended
	March 31, 2021
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Beginning balance	$98	$127	$1	$164	$11	$401
Provision for loan losses	2	7	-	49	(1)	57
Charge Offs	-	-	-	(48)	-	(48)

Ending Balance	$100	$134	$1	$165	$10	$410

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York totaled $912,677 and $1,007,716 as of March 31, 2022 and December 31, 2021, respectively. The advance at March 31, 2022 and December 31, 2021 carried an interest rate of 2.2% and matures in June 2024.

At March 31, 2022, the Company had a remaining borrowing capacity at the FHLB of $26.0 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at March 31, 2022.

See Note 5 to the consolidated financial statements regarding securities pledged as collateral for borrowings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2022	2021

Unrealized net loss on pension plan	$(1,508,052)	$(1,524,228)
Unrealized loss on securities available for sale	(2,680,216)	(383,327)

Accumulated other comprehensive loss before taxes	(4,188,268)	(1,907,555)

Tax effect	879,512	400,562

Accumulated other comprehensive loss	$(3,308,756)	$(1,506,993)

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2022, and December 31, 2021, the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since March 31, 2022 that management believes have changed the Association’s capital ratings.

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

March 31, 2022

Tangible Capital	$9,941	10.85%	$1,374	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	10,313	22.48%	4,817	10.50%	4,588	10.00%	4,817	10.50%
Common Equity Tier 1 Capital	9,941	21.67%	3,212	7.00%	2,982	6.50%	3,212	7.00%
Tier 1 Risk-based Capital	9,941	21.67%	3,900	8.50%	3,670	8.00%	3,900	8.50%
Tier 1 Leverage Capital	9,941	10.85%	3,664	4.00%	4,580	5.00%	N/A	N/A

December 31, 2021

Tangible Capital	$9,999	10.65%	$1,409	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	10,362	21.38%	5,088	10.50%	4,846	10.00%	5,088	10.50%
Common Equity Tier 1 Capital	9,999	20.63%	3,392	7.00%	3,150	6.50%	3,392	7.00%
Tier 1 Risk-based Capital	9,999	20.63%	4,119	8.50%	3,877	8.00%	4,119	8.50%
Tier 1 Leverage Capital	9,999	10.65%	3,757	4.00%	4,696	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2022 and December 31, 2021. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2022:
Securities available for sale	$50,578,303	$-	$50,578,303	$-

December 31, 2021:
Securities available for sale	$53,411,654	$-	$53,411,654	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$3,140	$3,140	$3,470	$3,470
Certificates of deposit	250	250	250	250
Securities held to maturity	416	422	417	431
Securities available for sale	50,578	50,578	53,412	53,412
Loans receivable	29,272	28,812	31,634	31,582
FHLB and other stock, at cost	192	192	197	197
Accrued interest receivable	417	417	414	414

Financial liabilities:
Deposits	80,025	80,109	82,854	82,959
Borrowings	913	907	1,008	1,021

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

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as well as the unaudited financial statements and notes appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Form 10-K for the year December 31, 2021.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets decreased $4.9 million, or 5.2%, to $89.5 million at March 31, 2022 from $94.4 million at December 31, 2021. The decrease was primarily due to lower balances of investments and loans. Securities and loans decreased $2.8 million and $2.4 million, respectively, partly offset by a $479,000 increase in deferred income taxes and a $119,000 increase in other assets.

Cash and cash equivalents decreased $330,000, or 9.5%, to $3.1 million at March 31, 2022 from $3.5 million at December 31, 2021, primarily as a result of a decrease in deposits partly offset by a decrease in loans receivable.

Securities available for sale decreased $2.8 million, or 5.3%, to $50.6 million at March 31, 2022 from $53.4 million at December 31, 2021 primarily due to an increase in unrealized losses of $2.3 million. The increase was due to the change in interest rates and was not due to the credit deterioration of the investments.

Net loans receivable decreased $2.4 million, or 7.5%, to $29.3 million at March 31, 2022 from $31.6 million at December 31, 2021. The decrease in loans receivable was primarily due to decreases in the commercial loan, residential loan and student loan portfolios.

At March 31, 2022, our investment in bank-owned life insurance increased $17,000 to $2.5 million from $2.5 million at December 31, 2021. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Federal Home Loan Bank of New York (“FHLB) and other stock decreased $4,000, or 2.2%, to $ 192,000 at March 31, 2022 compared to $197,000 at December 31, 2021, primarily due to a reduction in FHLB advances.

Deferred income taxes increased $479,000, or 51.9%, from $923,000 at December 31, 2021 to $1.4 million at March 31, 2022 primarily due to the increase in net unrealized losses in the securities available for sale portfolio.

Other assets, consisting primarily of prepaid insurance premiums, prepaid expenses and accounts receivable increased $119,000, or 53.2%, to $341,000 at March 31, 2022, compared to $223,000 at December 31, 2021, mainly due to an increase in accounts receivable and prepaid expenses, partly offset by a decrease in prepaid insurance.

Total deposits decreased $2.8 million, or 3.4%, to $80.0 million at March 31, 2022 from $82.9 million at December 31, 2021. The decrease was primarily due to decreases in Certificates of Deposit, NOW and non-interest bearing checking balances of $2.5 million, or 8.8%, $772,000, or 5.1%, and $365,000, or 4.5%, respectively. These decreases were partly offset by increases in savings accounts of $1.4 million, or 5.1%.

Borrowings decreased $95,000, or 9.4% to $913,000 at March 31, 2022 from $1.0 million at December 31, 2021, primarily due to the pay-downs of advances with the FHLB of New York. At March 31, 2022, we had the ability to borrow an additional $26.0 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity decreased $1.8 million to $7.8 million at March 31, 2022 from $9.6 million at December 31, 2021 primarily due to a $1.8 million increase in accumulated other comprehensive loss (net of tax) due to an increase in unrealized losses in the securities available for sale portfolio and the $30,000 loss for the first quarter of 2022.

Comparison of Results of Operations for the Quarters Ended March 31, 2022 and March 31, 2021

General. We recorded a net loss of $30,000 for the quarter ended March 31, 2022 compared to a net loss of $384,000 for the quarter ended March 31, 2021. The decrease in net loss was primarily due to lower non-interest expenses. In connection with the Company’s announced merger, we incurred $21,000 in merger-related expenses in the first quarter of 2022 compared with $361,000 in the first quarter of 2021.

Net Interest Income. Net interest income decreased $7,000 to $566,000 for the three months ended March 31, 2022 compared to $574,000 for the three months ended March 31, 2021, primarily due to a decrease in interest income partly offset by a decrease in interest expense. Interest and dividend income decreased $51,000, or 7.6%, from $676,000 for the three months ended March 31, 2021 to $624,000 for the three months ended March 31, 2022. Interest expense decreased $44,000, or 43.0% to $58,000 for the three months ended March 31, 2022, compared to $102,000 for the same period in 2021.

The average yield on our loans increased three basis points, the average yield on our investment securities decreased three basis points and the average yield on mortgage-backed securities increased 66 basis points during the quarter ended March 31, 2022 compared to the same quarter in 2021. Our net interest rate spread increased 22 basis points to 2.63% for the quarter ended March 31, 2022 from 2.41% for the quarter ended March 31, 2021 and our net interest margin increased 18 basis points to 2.67% for the 2022 quarter from 2.49% for the 2021 quarter. Average interest-earning assets decreased $7.6 million, or 8.1%, to $85.9 million for the quarter ended March 31, 2022 from $93.5 million for the first quarter of 2021.

Interest and Dividend Income. Interest and dividend income decreased $51,000 to $624,000 for the quarter ended March 31, 2022 from $676,000 for the quarter ended March 31, 2021. The decrease resulted primarily from a $103,000 decrease in interest income on loans, partly offset by a $45,000 increase in interest income on mortgage-backed securities.

Interest income on loans decreased $103,000, or 22.3%, to $360,000 for the quarter ended March 31, 2022 from $463,000 for the quarter ended March 31, 2021. The decrease resulted primarily from a decrease in average loan balances of $8.9 million, of which, $3.9 million was due to PPP loan forgiveness.

Interest and dividend income on investment securities increased $8,000 primarily due to a $3.2 million increase in average balances to $21.7 million for the quarter ended March 31, 2022 from $18.5 million for the quarter ended March 31, 2021, partly offset by a three basis point decrease in yield to 1.29% for the quarter ended March 31, 2022 from 1.32% for the quarter ended March 31, 2021. Interest income on mortgage-backed securities increased $45,000 primarily due to a 66 basis point increase in the yield to 2.72% for the 2022 quarter from 2.06% for the 2021 quarter. Interest income on federal funds sold and other earning assets decreased $2,000 to $3,000 for the three months ended March 31, 2022 from $5,000 for the three months ended March 31, 2021 primarily due to a $1.7 million decrease in average balances.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings decreased $44,000, or 43.0%, to $58,000 for the quarter ended March 31, 2022 from $102,000 for the quarter ended March 31, 2021. The decrease was primarily due to a decrease in interest expense on deposits and borrowings of $38,000 and 6,000, respectively. The cost of interest-bearing deposits for the quarter ended March 31, 2022 decreased 21 basis points to 0.29% compared to 0.50% for the quarter ended March 31, 2021. Average interest-bearing liabilities decreased $5.5 million, or 6.9% to $74.2 million for the quarter ended March 31, 2022 from $79.7 million for the quarter ended March 31, 2021. The average balance of savings deposits and NOW deposits increased $2.1 million and $1.2 million, respectively, while the average balance of certificate of deposit and money market balances decreased $3.2 million and $468,000, respectively. The average balance of borrowings and escrows decreased $5.2 million for the quarter ended March 31, 2022 to $1.3 million from $6.5 million for the quarter ended March 31, 2021.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was an $8,000 provision for loan losses recorded for the quarter ended March 31, 2022 compared to a $57,000 provision recorded for the quarter ended March 31, 2021. There were no charge-offs in the first quarter of 2022 compared to $48,000 in charge-offs for the quarter ended March 31, 2021. There were recoveries of $159 and $0 for the quarters ended March 31, 2022 and 2021, respectively.

Non-interest Income. Non-interest income increased $1,000, or 3.8% for the quarter ending March 31, 2022 compared to March 31, 2021, mainly due to an increase in income on bank owned life insurance.

Non-interest Expense. Non-interest expense decreased $318,000 or 33.8%, to $622,000 for the quarter ended March 31, 2022 from $941,000 for the quarter ended March 31, 2021. The decrease was primarily due to lower merger related expenses. Advertising and promotion expense decreased but was offset by increases in compensation and benefits, occupancy and equipment expense, professional fees and data processing expenses.

Merger-related expenses decreased $340,000, or 94.1% in the first quarter of 2022 compared to the same period in 2021, primarily due to higher legal and investment banking fees incurred in 2021 that did not recur in 2022. Compensation and benefits increased $8,000, or 3.0%, primarily due to higher salary expense. Occupancy and equipment expense increased $7,000, or 10.4%, primarily due to higher depreciation expense. Professional fees increased $6,000, or 6.5%, primarily due to higher Audit and non-merger related legal expenses. Data processing expenses increased $$5,000, or 6.9%, primarily due to increased costs for core-processing and network support. Advertising costs decreased $4,000, or 25.6%, primarily to a reduction in marketing initiatives.

Income Tax Benefit. We recorded an income tax benefit of $1,000 for the quarter ended March 31, 2022 compared to an income tax benefit of $9,000 for the quarter ended March 31, 2021. Income tax expense or benefit is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities and income on bank owned life insurance and non-deductible merger related expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022	/s/ Timothy D. Sullivan
Timothy D. Sullivan
President and Chief Executive Officer

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President, Chief Financial Officer, and Treasurer

