Form 10-QT
period 2022-06-30
VECTA INC.
filed 2022-08-15
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended _______________

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from June 1, 2022 to June 30, 2022

Commission File No. 000-55005

Vecta Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3001280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One World Trade Center, Suite 8500, New York, NY	10007
(Address of Principal Executive Offices)	Zip Code

212-280-1000

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

YES ☐ NO ☒

As of August 10, 2022, 15,930,976 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Vecta Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statement of Financial Condition

June 30,
2022
Assets

Cash and cash equivalents	$10,499,744
Certificates of deposit	250,000
Securities held to maturity, net; approximate fair value of $409,000	417,919
Securities available for sale	46,210,904
Loans receivable, net	26,403,559
Premises and equipment, net	5,391,704
Federal Home Loan Bank of New York and other stock, at cost	139,100
Accrued interest receivable	359,569
Cash surrender value of life insurance	2,538,065
Goodwill	4,633,524
Core deposit intangible	1,394,082
Deferred income taxes	1,000,306
Other assets	239,078

Total assets	$99,477,554

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$80,556,063
Advances from borrowers for taxes and insurance	376,132
Other liabilities	298,723

Total liabilities	81,230,918

Commitments and contingencies	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued	-
Common stock; par value $.01, 100,000,000 shares authorized and 15,930,976 shares issued	159,310
Additional paid-in capital	18,473,143
Accumulated deficit	(83,880)
Accumulated other comprehensive loss	(301,937)

Total stockholders’ equity	18,246,636

Total liabilities and stockholders’ equity	$99,477,554

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed CONSOLIDATED Statement of OPERATIONS

One Month Ended
June 30,
2022
Interest and dividend income:
Loans	$103,723
Investment securities	50,022
Mortgage-backed securities	88,036
Federal funds sold and other earning assets	3,802

Total interest and dividend income	245,583

Interest expense:
Deposits	16,649
Borrowings	1,149

Total interest expense	17,798

Net interest income	227,785

Provision for loan losses	2,402

Net interest income after provision for loan losses	225,383

Non-interest income:
Fees and service charges	5,986
Income on bank owned life insurance	5,522

Total non-interest income	11,508

Non-interest expense:
Compensation and benefits	116,515
Occupancy and equipment, net	23,538
Data processing service fees	27,578
Merger related expenses	19,164
Professional fees	108,217
Federal deposit insurance premiums	13,445
Advertising and promotion	4,286
Other	23,327

Total non-interest expense	336,070

Income (loss) before income taxes (benefit)	(99,179)

Income tax expense (benefit)	(15,299)

Net income (loss)	$(83,880)

Basic and diluted income (loss) per share	$(0.01)

Weighted average shares outstanding, basic and diluted	12,612,461

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statement of Comprehensive Income (LOSS)

One Month Ended
June 30,
2022

Net income (loss)	$(83,880)

Other comprehensive income (loss), before tax (benefit):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(382,199)

Other comprehensive income (loss), before tax (benefit)	(382,199)

Income tax expense (benefit) related to items of other comprehensive income (loss)	(80,262)

Other comprehensive income (loss), net of tax (benefit)	(301,937)

Comprehensive income (loss)	$(385,817)

The accompanying notes are an integral part of these consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity

Balance at June 1, 2022	$-	$-	$-	$-	$-

Net loss for the one month ended June 30, 2022	-	-	(83,880)	-	(83,880)

Net proceeds from the sale of stock	159,310	18,473,143	-	-	18,632,453

Other comprehensive income (loss), net of tax	-	-	-	(301,937)	(301,937)

Balance at June 30, 2022	$159,310	$18,473,143	$(83,880)	$(301,937)	$18,246,636

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows

One Month Ended
June 30,
2022

Cash flows from operating activities:
Net (loss)	$(83,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	12,030
Amortization of premiums and accretion of discounts, net	(55,360)
Amortization of deferred loan fees and costs, net	(2,039)
Amortization of core deposit intangible	11,715
Provision for loan losses	2,402
Decrease in accrued interest receivable	26,559
Increase in cash surrender value of life insurance	(5,522)
Increase in other assets	(66,034)
Increase in other liabilities	37,204

Net cash used in operating activities	(122,925)

Cash flows from investing activities:
Repayments and maturities of securities held to maturity	411
Repayments and maturities of securities available for sale	2,295,710
Loan originations, net of principal repayments	295,295
Redemption of FHLB stock	38,300
Cash paid for acquisition, net of cash acquired	(9,641,034)

Net cash provided by investing activities	(7,011,318)

Cash flows from financing activities:
Net decrease in deposits	(137,871)
Net decrease in advances from borrowers for taxes and insurance	(30,327)
Repayment of long-term borrowings	(849,027)
Net proceeds from sale of stock	18,651,212
Net cash provided by financing activities	17,633,987

Net increase in cash and cash equivalents	10,499,744

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$10,499,744

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$226,938
Income taxes	$-

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows (CoNT’D)

One Month Ended
June 30,
2022

Supplemental schedule of non-cash investing activities:

Acquisition:
Non-cash assets acquired:
Certificates of Deposit	$250,000
Securities Held to Maturity	418,301
Securities Available for Sale	48,838,559
Loans receivable, net	26,693,944
Premises and equipment	5,403,734
Federal Home Loan Bank of New York and other stock, at cost	177,400
Accrued interest receivable	386,128
Cash surrender value of life insurance	2,532,543
Goodwill	4,633,524
Core deposit intangible	1,405,797
Deferred income taxes	873,582
Other assets	238,571
Total non-cash assets acquired	91,852,083
Liabilities assumed:
Deposits:	80,693,767
Borrowings	849,027
Advances from borrowers for taxes and insurance	406,459
Other liabilities	261,125
Total liabilities assumed	82,210,378
Net non-cash assets acquired	$9,641,705

Cash and cash equivalents acquired in acquisition, net	$4,510,178
Cash paid for acquisition	$14,151,212

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate History, Nature of Business and Merger Acquisition

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, a federally-chartered savings and loan association and the wholly-owned subsidiary of Vecta Inc. (“Sunnyside Federal”), upon consummation of Sunnyside Federal’s mutual to stock conversion. The conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

As further disclosed in Note 2 (Business Combination), on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.), a Maryland corporation, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s June 30, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, Vecta’s Board of Directors authorized and approved a 15 to 1 stock dividend to the existing shareholders of Vecta Inc.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

On July 18, 2022, Vecta Inc. also consummated 15-for-1 stock dividend and increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of June 30, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. also amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

Summary of Significant Accounting Policies

The following is a description of the more significant policies used in the presentation of the accompanying consolidated financial statements of Vecta Inc. and its wholly-owned subsidiary, Sunnyside Federal Savings and Loan Association of Irvington (“Sunnyside Federal” or the “Association” and, collectively, with Vecta Inc., the “Company”).

Principles of Consolidation

The consolidated financial statements are comprised of the consolidated accounts of Vecta Inc. and Sunnyside Federal. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business

Sunnyside Federal is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences and in mortgage-backed and other securities. To a lesser extent, funds are invested in multi-family and commercial mortgage loans, commercial loans, small business administration (“SBA”) loans and consumer loans. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. As a federally-chartered savings association, Sunnyside Federal’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

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

The results of operations for the one month ended June 30, 2022 are not necessarily indicative of the results to be expected for the seven months ended December 31, 2022, or any other future interim period.

Significant Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less to be cash equivalents.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of June 30, 2022, the Company had no securities classified as held for trading.

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

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2021; revised statement issued April 7, 2021). Some of the provisions applicable to the Company include, but are not limited to:

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

Goodwill

Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is not amortized. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired.

Core Deposit Intangible

The Core Deposit Intangible is the portion of an acquisition purchase price which represents value assigned to the existing deposit base and is amortized on a straight line basis over a ten year period.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Acquired assets, including separately identifiable intangible assets, and assumed liabilities are recorded at their acquisition-date estimated fair values. The excess of the cost of acquisition over these fair values is recognized as goodwill. During the measurement period, which cannot exceed one year from the acquisition date, changes to estimated fair values are recognized as an adjustment to goodwill. Certain transaction costs are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income for the period by the weighted average number of shares of common stock. Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs which includes an assessment of whether the creditor has granted a concession, an entity must evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. The Company intends to elect to adopt the updated guidance on TDR recognition and measurement prospectively; therefore, the guidance will be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures must be adopted prospectively. The Company does not believe that ASU 2022-02 will have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In June 2021, the FASB issued ASU 2020-05, “Effective Dates for Certain Entities”. The amendments in this update defer the effective date for one year for small reporting companies that have not yet issued financial statements reflecting the adoption of “Leases”. Therefore, “Leases” is effective, for the Company, for fiscal years beginning after December 15, 2021. Early application is permitted. The adoption of this guidance on January 1, 2022 is not expected to have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated its June 30, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. - See Note 12 Subsequent Events.

2. BUSINESS COMBINATION

On June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.), a Maryland corporation, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal Savings and Loan Association of Irvington, a federally-chartered savings and loan association and the wholly-owned subsidiary of the Company (“Sunnyside Federal”). Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, as of the Closing Date and as a result of the Merger, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the Merger consideration was approximately $15.3 million.

The transaction was accounted for under the acquisition method of accounting and accordingly the results of the Company’s consolidated operations have been included in the Company’s June 30, 2022 consolidated financial statements from the Closing Date of the Merger, or June 1, 2022.

The following table sets forth assets acquired, and liabilities assumed in connection with the Merger, at their estimated fair values as of the Closing Date of the Merger:

(in thousands)
Assets acquired:
Cash and cash equivalents	$4,510
Certificates of Deposit	250
Securities Held to Maturity	418
Securities Available for Sale	48,839
Loans receivable, net	26,694
Premises and equipment	5,404
Federal Home Loan Bank of New York and other stock, at cost	177
Accrued interest receivable	386
Cash surrender value of life insurance	2,533
Goodwill	4,633
Core deposit intangible	1,406
Deferred income taxes	873
Other assets	239
Total assets acquired	96,362
Liabilities assumed:
Deposits:
Non-interest bearing	7,795
Savings, NOW and money market	47,863
Time deposits	25,036
Total deposits	80,694
Borrowings	849
Advances from borrowers for taxes and insurance	406
Other liabilities	262
Total liabilities assumed	82,211
Net assets acquired	14,151
Transaction costs, net	1,115
Price paid	$15,266

2 BUSINESS COMBINATIONS (Cont’d)

The determination of the fair value of the assets acquired and liabilities assumed required management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and subject to change. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information (existing at the date of closing) relative to closing date fair values becomes available.

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in this acquisition.

Cash and cash equivalents - The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities - The investment securities acquired were classified as available for sale debt securities based on the Company’s intent at the acquisition date. The estimated fair values of the investment securities were calculated utilizing Level 2 inputs similar to the valuation techniques used for Vecta’s investment portfolios detailed in Note 11.

Loans - The fair value of the performing loan portfolio includes both a yield component and a credit component. The yield component utilizes a discounted cash flow analysis, including prepayment speed assumptions, to compare the difference between the present values of projected cash flows of the loan portfolio at portfolio rates versus cash flows at current market rates. The yield component reflected a pre-tax discount of $405,796, which will be accreted as a net increase in interest income over the lives of the related loans. For purposes of the credit adjustment, the loan portfolio was segregated into performing and non-performing loans. The credit component of total loans reflected an aggregate pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the Federal Deposit Insurance Corporation (“FDIC”), Sunnyside Federal’s internal allowance for loan and lease losses (“ALLL”) analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

Core Deposit Intangible - Core deposit intangibles (CDI) are measures of the value of non-maturity checking, savings, NOW and money market customer deposits that are acquired in a business combination. The fair value for CDI was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.

Deposits - The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing accounts and savings, NOW and money market accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities.

3. LIQUIDATION ACCOUNT

On July 15, 2013, the Association completed a mutual-to-stock conversion and in accordance with applicable federal conversion regulations, at the time of the completion of the mutual-to-stock conversion, the Holding Company, Sunnyside Bancorp Inc., now Vecta Inc. established a liquidation account in the Association in an amount equal to the Association’s total retained earnings as of the latest balance sheet date in the final prospectus used in the Conversion. Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Association, and only in such event. This share is reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause its capital to be reduced below the liquidation account amount or regulatory capital requirements.

4. CERTIFICATES OF DEPOSIT

June 30,
2022

Maturing in:
After one to five years	$250,000

5. SECURITIES

	June 30, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,361	$-	$9,149	$341,212
Mortgage-backed securities	67,558	-	235	67,323

	$417,919	$-	$9,384	$408,535

Securities available for sale:
U.S. government and agency obligations	$22,689,823	$-	$174,325	$22,515,498
Mortgage-backed securities	23,903,280	4	207,878	23,695,406

	$46,593,103	$4	$382,203	$46,210,904

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $ 311,000, $5.6 million and $8.6 million, at June 30,2022. Mortgage-backed securities also include other commercial mortgage-backed securities totaling $9.5 million at June 30,2022.

There were no sales of securities held to maturity or available for sale for the one month ended June 30, 2022.

The following is a summary of the amortized cost and fair value of securities at June 30, 2022, by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	June 30, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$12,541,099	$12,525,263
After one to five years	-	-	8,868,629	8,821,901
After five to ten years	-	-	3,612,242	3,581,443
After ten years	417,919	408,535	21,571,133	21,282,297

	$417,919	$408,535	$46,593,103	$46,210,904

5. SECURITIES (Cont’d)

The following table summarizes the fair values and unrealized losses of securities with an unrealized loss at June 30, 2022, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$341,212	$9,149	$-	$-
Mortgage-backed securities	67,323	235	-	-

	408,535	9,384	-	-
Securities available for sale:
U.S. government and agency obligations	$22,515,498	$174,325	$-	$-
Mortgage-backed securities	23,671,852	207,878	-	-

	46,187,350	382,203	-	-

	$46,595,885	$391,587	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 47 securities were in an unrealized loss position at June 30, 2022. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2022 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale, with a carrying value of approximately $3.9 million at June 30, 2022, have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

June 30,
2022
Mortgage loans:
Residential 1-4 family	$9,893,354
Commercial and multi-family	13,378,176
Home equity lines of credit	179,943

23,451,473
Other loans:
Passbook	8,374
Student	2,504,933
Commercial	1,718,989

4,232,296

Total loans	27,683,769

Less:
Purchase Accounting Credit Adjustment	865,013
Purchase Accounting Discount	400,233
Deferred loan fees (costs and premiums), net	12,342
Allowance for loan losses	2,622

1,280,210

$26,403,559

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2022, the Company had 12 PPP loans outstanding, with an outstanding principal balance of $ 707,000. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan class.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $104,000 at June 30, 2022.

6. LOANS RECEIVABLE, NET (Cont’d)

As a result of the acquisition of Sunnyside Federal, the loan portfolio was segregated into performing and non-performing loans to determine the credit adjustment. The credit component of total loans reflected an aggregate pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the Federal Deposit Insurance Corporation (“FDIC”), Sunnyside Federal’s internal allowance for loan and lease losses (“ALLL”) analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

Activity in this credit adjustment is summarized as follows:

One Month Ended
June 30,
2022

Balance at beginning of period	$-
Credit Adjustment as a result of merger	895,330
Charge -offs	(30,317)

Balance at end of period	$865,013

In addition to the above credit adjustment, the Company will maintain an allowance for loan losses for new loans originated and for qualitative changes in the existing loan portfolio.

Activity in the allowance for loan losses is summarized as follows:

One Month Ended
June 30,
2022

Balance at beginning of period	$-
Provision for loan losses	2,402
Recoveries	220

Balance at end of period	$2,622

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of June 30, 2022. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

6. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

6. LOANS RECEIVABLE, NET (Cont’d)

	June 30, 2022
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$9,661	$11,404	$180	$2,398	$1,727	$25,370
Special Mention	232	781	-	107	-	1,120
Substandard	-	1,193	-	-	-	1,193

Total	$9,893	$13,378	$180	$2,505	$1,727	$27,683

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2022
	30-59 Days	60-89 Days	90 Days or More	Total			90 Days or More Past Due
	Past Due	Past Due	Past Due	Past Due	Current Loans	Total Loans	and Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$271	$271	$9,622	$9,893	$-
Commercial real estate and multi-family	-	-	234	234	13,144	13,378	-
Home equity lines of credit	-	-	-	-	180	180	-
Student loans	147	-	34	181	2,324	2,505	-
Other loans	-	-	-	-	1,727	1,727	-

	$147	$-	$539	$686	$26,997	$27,683	$-

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

June 30,
2022
(In thousands)
Non-accrual loans:
Residential 1-4 family	$271
Commercial real estate and multi-family	234
Home equity lines of credit	-
Student	107
Commercial and other loans	-

Total non-accrual loans	612

Accruing loans delinquent 90 days or more	-

Total non-performing loans	$612

6. LOANS RECEIVABLE, NET (Cont’d)

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $2,600 for the one month ended June 30, 2022. The total amount of interest income recognized on non-accrual loans amounted to approximately $0 during the one month ended June 30, 2022.

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

The company did not have any troubled debt restructurings at June 30, 2022.

The Company may provide short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications generally involve principal and/or interest payment deferrals for up to six months. Interest continues to legally accrue, and the Company continues to record interest income, during the forbearance period. The Company offers several repayment options such as immediate repayment, repayment over a designated time period, or as a balloon payment at maturity. These modifications generally do not involve forgiveness or interest rate reductions. The CARES Act, along with a joint agency statement issued by banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company would not account for such loan modifications as TDRs. There are no loans in a deferment period at June 30, 3022. See Note 1 Summary of Significant Accounting Policies for more information.

7. GOODWILL AND CORE DEPOSIT INTANGIBLE

As a result of the Merger pursuant to which Vecta Partners LLC acquired all of the outstanding shares of Vecta Inc., goodwill of $4.6 million was recorded. Goodwill will be evaluated for impairment on an annual basis.

In addition to goodwill, a core deposit intangible of $1.4 million was recorded. The core deposit intangible will be amortized straight-line over a ten year period at approximately $140,580 per year.

8. BORROWINGS

At June 30, 2022, the Company had a borrowing capacity at the FHLB of $29.9 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at June 30, 2022.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

June 30,
2022

Unrealized loss on securities available for sale	$382,199

Tax effect	(80,262)

Accumulated other comprehensive loss	$301,937

10. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2022, the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since June 30, 2022 that management believes have changed the Association’s capital ratings.

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

The following table presents the Association’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

June 30, 2022

Tangible Capital	11,891	13.25%	1,347	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,894	25.90%	4,822	10.50%	4,592	10.00%	4,822	10.50%
Common Equity Tier 1 Capital	11,891	25.89%	3,215	7.00%	2,985	6.50%	3,215	7.00%
Tier 1 Risk-based Capital	11,891	25.89%	3,903	8.50%	3,674	8.00%	3,903	8.50%
Tier 1 Leverage Capital	11,891	13.25%	3,591	4.00%	4,489	5.00%	N/A	N/A

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2022. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2022:

Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2022:
Securities available for sale	$46,210,904	$-	$46,210,904	$-

There were no assets measured at fair value on a non-recurring basis at June 30,2022.

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows:

	June 30, 2022
	Carrying	Estimated
	Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$10,500	$10,500
Certificates of deposit	250	250
Securities held to maturity	418	409
Securities available for sale	46,211	46,211
Loans receivable	26,404	25,828
FHLB and other stock, at cost	139	139
Accrued interest receivable	360	360

Financial liabilities:
Deposits	80,556	80,622

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

12. SUBSEQUENT EVENTS

Vecta Inc. has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued.

On July 18, 2022, Vecta Inc. consummated 15-for-1 stock dividend and increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of June 30, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. also amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing an SBA lending program;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the
●	Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview; Vecta Inc. Acquisition by Vecta Partners

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta Inc.” or “Vecta”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, a federally-chartered savings and loan association and the wholly-owned subsidiary of Vecta Inc. (“Sunnyside Federal” or the “Bank”), upon consummation of Sunnyside Federal’s mutual to stock conversion. The conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

As further disclosed in Note 2 (Business Combination), on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.), a Maryland corporation, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the merger consideration was approximately $15.3 million. Vecta Partners incurred approximately $6.1 million in merger related acquisition costs.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s June 30, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, Vecta’s Board of Directors authorized and approved a 15 to 1 stock dividend to the existing shareholders of Vecta Inc.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

Vecta Inc. has been informed by Vecta Partners, that Vecta Partners intends to divest some of his ownership in Vecta Inc. through private sales, however, Vecta Partners intends to maintain majority ownership of Vecta Inc.

On July 18, 2022, Vecta Inc. also consummated 15-for-1 stock dividend and increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of June 30, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

Vecta Inc. operates as the savings and loan holding company for its only present subsidiary Sunnyside Federal, which offers various banking products and services and has no other present business operations. The Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York. Sunnyside Federal considers its deposit market area to be the areas of Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardsley-on-Hudson, and considers its lending area to be primarily Westchester, Putnam and Rockland counties, New York.

Vecta Inc.’s proposed future goals are to increase the capital available to Sunnyside Federal, expand the current business lines offered by Sunnyside Federal, and to analyze and address new business lines, products and services that management feels would be beneficial to Vecta Inc. and Sunnyside Federal.

As of the Closing Date of the Merger, Sunnyside Federal had approximately ten employees, all of whom work from Sunnyside Federal’s sole branch in Irvington, NY. Sunnyside Federal recently hired a new lending team and expects to become a preferred small business lender with the Small Business Administration in the next twelve to eighteen months.

Board of Directors; Management

The Board of Directors and leadership team is comprised of experienced seasoned professionals with successful track records. A brief summary of the experience of each member of the Board of Directors is provided immediately below:

Vecta Inc.’s Board of Directors

Fredrick Schulman, Chairman of the Board, President and CEO

Fred is a founding shareholder and the former Chairman of NewBank, a state chartered commercial bank founded in 2006 with a focus on supporting and serving local businesses, with an initial concentration on the Korean – American community. The bank currently operates five (5) full services retail branch locations, two in New York and three in New Jersey. For the past 8 years, NewBank has been the leading small business lender through the SBA’s 7a loan guarantee program in the New York region.

Under the guidance of Mr. Schulman, for the past fifteen years, NewBank has grown consistently, and has also received numerous awards including the SBA Pinnacle Award for six consecutive years, which is the highest award issued by the U.S. Small Business Administration.

Fredrick Schulman, has over 35 years of experience as an investment banker, real estate principal, and attorney, with extensive expertise in corporate, commercial, and real estate finance. Mr. Schulman is currently the Managing Partner (and one of the founding shareholders) of Rhodium Capital Advisors, LLC, an owner/operator of commercial real estate (with concentration in multi-family garden apartment complexes across the country), and the CEO of NB Affordable LLC, a real estate entity dedicated to the acquisition and redevelopment of affordable housing. Rhodium and its affiliates own an aggregate of approximately 25,000 units with an approximate value of $2.5 billion.

Mr. Schulman was previously the President, and currently serves as a Director of East Coast Capital Holdings, Ltd (“ECCH”), a Specialized Small Business Investment Company and Community Development Entity based in Manhattan which is licensed by the U.S. Small Business Administration. He is also the President of Targeted Lease Capital LLC, with offices in Buffalo and Huntington, NY, specializing in equipment finance.

Mr. Schulman’s successful track record and broad range of experience provides Vecta with the required management skills, regulatory knowledge and sound financial analysis to guide the Bank towards a successful future. Mr. Schulman holds a Bachelor of Arts Degree from Clark University and a Juris Doctor Degree from Boston College School of Law.

Mark Silber, Vice Chairman of the Board

Mark Silber is a successful entrepreneur who has developed a sizeable commercial real estate portfolio by creating an infrastructure consisting of acquisition, management, development and construction businesses. His core business has been the acquisition and management of income producing garden style apartments throughout the United States in secondary and tertiary markets. He believes that these types of assets have experienced, and will experience, consistent growth in real estate cash flows and capital appreciation with limited financial pressure during challenging economic times.

Mark’s real estate career began in 2010, working with the owners of a large real estate owner/operator controlling a portfolio of over 5,000 units in New York City. He developed his acquisition and management expertise as the person in charge of all operations, including rent collections, maintenance and repairs, lease negotiations, tenant buy-outs and building refinancing’s.

In 2012, Mark rolled up his real estate holdings into a family office under the CCH Realty Inc. umbrella. CCH has focused on buying opportunistic garden style apartments throughout the United States, with a focus on value-add opportunities. In conjunction with the opening of CCH Realty, Mark founded Rhodium Capital Advisors as a real estate syndicator to assist with capital raising for real estate transactions. CCH Realty, through its subsidiaries, is a full-service real estate firm covering due diligence, acquisition management, maintenance, development and construction. EVU Residential, the management arm of CCH Realty, manages thousands of units throughout the United States. Mr. Silber has developed a broad range of value added, unique relationships in the real estate sector which have enhanced his access to real estate product and real estate financing. In aggregate his companies have acquired approximately 25,000 units in the multi-family sector, with an aggregate value of approximately $2.5 billion.

John Leo, Secretary, Treasurer, Independent Director

Mr. Leo is an experienced business operator, investment banker and fund manager. He has 30 years of experience in the financial sector, which includes investment banking, due diligence, compliance, trading, management and operations. He has established and personally financed two FINRA member, SEC registered Investment Banking Firms, and is currently majority owner of Primary Capital LLC and VCS Venture Securities. He has organized and supervised operations in multiple locations including numerous offices in the US, China and Singapore. His firms have provided financing for 150+ US based companies and 50+ foreign based companies covering all business sectors including hotels, resorts, residential and commercial properties, technology, health, nutraceuticals, pharmaceuticals and consumer brands. His primary focus in the investment banking sector has been providing capital to small and midsized businesses, for operations, expansion and acquisitions. Mr. Leo maintains the following FINRA registrations: SIE, Series 7, 24, 55, 63, 79, 99.

Robert Geyer, Independent Director

Mr. Geyer was the Senior Loan Officer with The Westchester Bank at the inception of the organization in 2008 and served in this capacity until his retirement in 2019. Mr. Geyer served as the Senior Vice President / Senior Loan Officer for the Community Bank of Orange County, Middletown, NY, from 2004-2008. Mr. Geyer also held the position of Senior Vice President / Senior Loan Officer with the Community Bank of Sullivan County, Monticello, NY, from 1999-2004. He has over 47 years of commercial banking experience which includes 30+ years in the field of commercial lending.

Joseph M. Mormak, Independent Director

Mr. Mormak has served in the capacity of a Risk Analyst at Treliant Risk Advisors and also with KPMG Commercial Credit Risk in New York, where he performs M&A due diligence of varied loan portfolios for regional bank clients. Mr. Mormak analyzes commercial and institutional credit, commercial real estate and multi-family housing loans to determine reasonableness of credit risk ratings for both large global institutions and community banks. Mr. Mormak also reviews consumer residential mortgage documentation and foreclosure execution review under FDIC and OCC consent decrees. From 2014 through 2015 Mr. Mormak served as an Interim Chief Credit Officer at Convergex, an agency broker dealer. From 2009 through 2011 Mr. Mormak served as Vice President of Risk Management for Commerzbank AG, and upon the acquisition of Dresdner Bank by Commerzbank, Mr. Mormak assumed the global portfolio management responsibilities for large, multi-national manufacturers.

Sunnyside Federal’s Board of Directors

Gerardina Mirtuono, Director, President and Chief Operating Officer

Gerardina Mirtuono has been Chief Operating Officer of Sunnyside Federal Savings and Loan since March 2010, and has held the role of President since June 2022. From March 2008 until March 2010, Ms. Mirtuono was senior vice president and chief compliance officer for The Park Avenue Bank, New York City. Prior to this position, from 2001 until 2008 Ms. Mirtuono was senior vice president and chief compliance officer for Union State Bank, Orangeburg, New York. Ms. Mirtuono has over 35 years of financial institution experience, and this experience provides the Board with broad financial industry knowledge and experience.

Aaron Jungreis, Independent Director

Aaron Jungreis is the founder and CEO of Rosewood Realty Group. In addition to being the company’s lead broker, he is involved in every facet of operations, including the oversight of 30 sales professionals. Since the company’s formation in 2007, Mr. Jungreis has sold over 2,200 properties with an aggregate value in excess of $16 billion.

Mr. Jungreis entered the real estate market in 1993, and for the past decade has been one of the most prolific dealmakers in the New York investment sales arena. Aaron is known for his ability to source off market opportunities and originate creative solutions to complex transactions. He is regularly recognized as a top industry expert by the Real Deal, Real Estate Weekly, The Commercial Observer, and the Wall Street Journal.

Mr. Jungreis has received numerous prestigious awards, including: Real Estate Forum’s #1 Broker in the United States in 2016, Globe Street’s #1 Broker in the US in 2015 and 2016, Co-Star Power Broker from 2012-2018, and Mann Report’s Broker of the Year in 2016.

Prior to founding Rosewood, Mr. Jungreis served as president of GFI investment sales division for 14 years. During his tenure he led a team of 25 professionals and was responsible for an aggregate of $5 billion in sales volume. Mr. Jungreis is a graduate of the University of Maryland and Touro College.

William Boeckelman, Independent Director

William Boeckelman is a licensed real estate broker with Coldwell Banker Residential Brokerage, a position he has held since 1995. Mr. Boeckelman has owned businesses and/or lived in Irvington, New York since 1978, having owned The Cantina restaurant, located in Irvington, from 1978 until 1995. Mr. Boeckelman has been an active member of the community for over 35 years. His expertise in both the local residential real estate market and the local business environment provides a valuable perspective for Sunnyside Federal.

Walter G. Montgomery, Independent Director

Walter G. Montgomery retired in 2014 as Chief Executive Officer of RLM Finsbury, a global consultancy engaged in designing and implementing corporate communications strategies. A co-founder and CEO of RLM (Robinson, Lerer & Montgomery), he merged it with Finsbury in 2011. During his 27-year tenure he served a variety of industries that included money-center and other banks. Earlier he was Senior Vice-President of Global Communications for American Express Company. He is Chairman of the Board of Abbott House, a social-services agency based in Irvington, NY; an Advisory Board member at Lyndhurst Mansion in neighboring Tarrytown; and President and Chairman of The Hudson Independent News Foundation, publisher of a local online newspaper. He served on several other not-for-profit boards as well as Irvington’s Board of Trustees, Board of Education, and Planning Board. A veteran of the U.S. Army, Mr. Montgomery holds Ph.D. and M.A. degrees in Chinese history from Brown University, and a B.A. in political science from Syracuse University.

■	In addition to being members of the Board of Directors of Vecta Inc., Mark Silber, John Leo, Robert Geyer and Joseph Mormak are also Board Members of the Sunnyside Federal.

■	Edward Lipkus is the CFO of both Vecta and the Sunnyside Federal.

■	Fredrick Schulman is Chairman of the Board and CEO of both Vecta Inc., and the Sunnyside Federal.

Edward J. Lipkus, III, Vice President and Chief Financial Officer

Mr. Lipkus has served as Vice President and Chief Financial Officer of Sunnyside Bancorp and Sunnyside Federal Savings and Loan since May 2014. From 2010 to 2012, Mr. Lipkus served as Chief Financial Officer of First National Community Bancorp, Dunmore, Pennsylvania. From 2006 until 2009, Mr. Lipkus served as Chief Financial Officer for First Commonwealth Financial Corporation, Indiana, Pennsylvania. From 2002 to 2006, Mr. Lipkus served as Controller for Valley National Bancorp, Wayne, NJ. Mr. Lipkus is a certified public accountant and has over 35 years of financial institution experience.

Kevin Kim, Senior Vice President & Chief Lending Officer

Mr. Kim is experienced in the management of lending, including but not limited to strategic planning, credit approval, portfolio management and loan administration. He was previously a Senior Vice President & Chief Revenue Officer of KEB Hana Bank, NA and managed a lending team for two years. He was a Senior Vice President & SBA Team Leader of East West Bank and established a new SBA lending team in the Eastern Region for four years. From 2006 to 2014 he served as Senior Vice President & Chief Lending Officer of New Bank, where he led the bank to the top ranking in SBA 7(a) loan origination, and a number of Pinnacle awards from the NY District Office. Mr. Kim graduated from ABA Stonier Graduate School of Banking and serves on the Board of Directors of Healixa, Inc., and The Korean-American Chamber of Commerce in Greater New York.

Anticipated Growth Plans and Strategies

Provided below is a brief overview of Vecta Inc.’s anticipated growth plans and strategies of Vecta’s plans and strategies.

In connection with Vecta Inc.’s anticipated growth plans, which are discussed in more detail immediately below, Vecta Inc. will consider strategic acquisition opportunities and, more specifically, will evaluate underperforming bank and non-bank organizations in key markets with the intent to transform them into profitable and valuable components of Vecta Inc.’s corporate group.

Some of Vecta Inc.’s anticipated growth plans and strategies may require regulatory approval prior to Vecta Inc. or the Bank engaging in such activities. As such, there is no guarantee that Vecta Inc.’s intended growth plans and strategies will be successful in obtaining regulatory approval or commercially successful.

Goals and operational strategy for Vecta Inc. and the Bank:

■	Consider acquisitions of financial organizations using clearly defined, specific acquisition parameters.
■	Consider acquisitions of value-added Neo Bank Platforms as well as the internal development of similar technology.
■	Develop significant non-interest revenues through origination and sale of government insured or guaranteed assets, including, residential mortgage and small business lending.
■	Build a strong and integrated corporate culture that is guided by a clear mission and fully articulated with a reinforced value system.
■	Embrace the highest standards of corporate governance and risk management to minimize loss and reduce execution risk.
■	Build an integrated operations framework that maximizes efficiencies and enhances earnings.
■	Focus on highly scalable business lines in which the new management has expertise, such as Multi-Family housing.
■	Become a leader among community banks by providing outsourced services which they could not otherwise afford to implement on their own due to lack of capital, scale, or know-how.
■	Provide diversified products and services that are uniquely designed to meet the needs of our communities and client base.

Vecta Inc. and the Bank intend to provide various services to other community banks, credit unions and specialty lenders for both mortgage and small business lending. Some of which may include the following:

■	Back-office Loan Platform Services
–	White-label loan origination services, including loan processing, documents, packaging, closing and post-closing services.
–	Loans will typically be closed in the client’s name, not requiring balance sheet capacity / liquidity or representing credit risk of or to the Bank.
–	Vecta may receive revenue in the form of origination and processing fees and may share in the profits should its clients desire Vecta to assist with secondary market loan sales.
■	Loan Syndication, Loan Participation and Asset-based Loan Program Administrator
–	The Bank intends to originate, syndicate or participate in loans with other financial institutions that are too large to hold in its portfolio.
–	Vecta may also function as a loan program administrator for other loan portfolio investors.
–	Revenue will be captured in the form of gains from sales (or profits from sales of loans), servicing or excess servicing.
■	Neo Bank Platform
–	The Bank intends on using an API based core technology operating system to provide third party marketing platforms with the ability to originate and syndicate asset and liability component production into the banking system.

■	The Bank intends to utilize multi-family bridge lending as an essential platform to drive profitability and achieve targeted goals.
■	The Bank intends to leverage its lending experience by focusing on strong sponsor relationships that are well known to executive management and have the depth of experience from multiple economic cycles.
–	Multi-Family Bridge Loan lending will support housing, localized services and investment within the communities the Bank serves. Lending will include individual facilities for Multi-Family and related projects (which will also fulfill the Bank’s CRA requirements).
–	The Bank intends to limit speculative risk in the Multi-Family bridge product by securing an agency takeout lender prior to origination.
–	Multi-Family Lending Policies will be determined by the Bank’s board and will include guidance to limit market, interest rate, and concentration risks.
–	The Bank intends to establish and maintain Multi-Family portfolio standards for monitoring and reporting.
■	Diversification of credit risk is an important and desirable attribute of the Bank’s real estate portfolio. The Bank intends to seek portfolio diversification based on lending product, geographic region and collateral type. Certain risks may be mitigated by the short-term nature and guaranteed take-out refinancing of these loans by a HUD or a FNMA DUS lender.
■	Typical loan terms are expected to be less than 18 months with a floating interest rate tied to the Prime Rate.
■	Management intends to service all loans originated for its portfolio. The Bank anticipates utilizing best-in-class software and servicing platforms to administer and manage the portfolio. With demonstrated success, the Bank expects to offer loan servicing as a service to other small to medium sized banks looking to gain operational efficiencies.

Critical Accounting Policies

The information contained in this section should be read in conjunction with the Company’s unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Supplemental Financial Disclosure and Information

As described in Note 2. (Business Combination) to the financial statements, included in Item 1. (Financial Statements) in Part I. (Financial Information) of this Quarterly Report on Form 10-Q above, and discussed above in this Item 2. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), the acquisition by Vecta Partners of all of the outstanding common stock of Vecta Inc., pursuant to the Merger, was accounted for under the acquisition method of accounting. Following the Merger, Vecta Inc. remains the holding company for the Bank.

Pursuant to applicable accounting rules and guidance, as a result of the Merger, the operations of the Bank prior to the June 1, 2022 closing date of the Merger are not reflected in the financial statements included in Item 1 (Financial Statements) in Part I (Financial Information) of this Quarterly Report on Form 10-Q. However, management has elected to provide the following supplemental financial disclosure and information to provide the reader of this Quarterly Report on Form 10-Q a clearer understanding of Vecta Inc.’s and the Bank’s consolidated financial performance as if the operations of Vecta Inc. and the Bank, on a consolidated basis, prior to the closing of the Merger on June 1, 2022 were included in the financial statements

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	June 30,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$10,499,744	$3,470,090
Certificates of deposit	250,000	250,000
Securities held to maturity, net; approximate fair value of $409,000 (June 30, 2022) and $431,000 (December 31, 2021)	417,919	417,010
Securities available for sale	46,210,904	53,411,654
Loans receivable, net	26,403,559	31,633,926
Premises and equipment, net	5,391,704	955,757
Federal Home Loan Bank of New York and other stock, at cost	139,100	196,600
Accrued interest receivable	359,569	414,295
Cash surrender value of life insurance	2,538,065	2,504,594
Goodwill	4,633,524	-
Core deposit intangible	1,394,082	-
Deferred income taxes	1,000,306	922,727
Other assets	239,078	222,643

Total assets	$99,477,554	$94,399,296

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$80,556,063	$82,854,464
FHLB Borrowings	-	1,007,716
Advances from borrowers for taxes and insurance	376,132	519,908
Other liabilities	298,723	412,947

Total liabilities	81,230,918	84,795,035

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, shares authorized 2,000,000 (June 30, 2022) 1,000,000 (December 31, 2021; no shares issued)	-	-
Common stock; par value $.01, shares authorized 100,000,000 (June 30, 2022), 30,000,000 (December 31, 2021), shares issued 15,930,976 (June 30, 2022), 793,500 (December 31, 2021)	159,310	7,935
Additional paid-in capital	18,473,143	7,121,120
Unamortized ESOP Shares	-	(355,075)
Retained earnings (Accumulated deficit)	(83,880)	4,337,274
Accumulated other comprehensive loss	(301,937)	(1,506,993)

Total stockholders’ equity	18,246,636	9,604,261

Total liabilities and stockholders’ equity	$99,477,554	$94,399,296

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Three Months Ended
	June 30,
	2022	2021

Interest and dividend income:
Loans	$307,357	$386,900
Investment securities	102,760	72,723
Mortgage-backed securities	204,230	159,251
Federal funds sold and other earning assets	8,788	6,212

Total interest and dividend income	623,135	625,086

Interest Expense:
Deposits	50,243	87,339
Borrowings	4,320	6,751

Total interest expense	54,563	94,090

Net interest income	568,572	530,996

Provision for loan losses	7,256	9,011

Net interest income after provision for loan losses	561,316	521,985

Non-interest income:
Fees and service charges	18,239	18,637
Income on bank owned life insurance	16,785	16,769

Total non-interest income	35,024	35,406

Non-interest expense:
Compensation and benefits	1,624,889	286,318
Occupancy and equipment, net	59,411	65,504
Data processing service fees	82,854	77,739
Merger-related expenses	370,428	384,391
Professional fees	167,738	88,185
Federal deposit insurance premiums	5,698	6,017
Advertising and promotion	12,821	13,680
Other	70,019	49,671

Total non-interest expense	2,393,858	971,505

(Loss) before income tax (benefit)	(1,797,518)	(414,114)

Income tax (benefit)	(342,705)	(3,529)

Net (loss)	$(1,454,813)	$(410,585)

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Six Months Ended
	June 30,
	2022	2021

Interest and dividend income:
Loans	$667,452	$850,359
Investment securities	171,631	133,121
Mortgage-backed securities	396,492	306,133
Federal funds sold and other earning assets	11,970	11,011

Total interest and dividend income	1,247,545	1,300,624

Interest expense:
Deposits	103,140	178,215
Borrowings	9,514	17,774

Total interest expense	112,654	195,989

Net interest income	1,134,891	1,104,635

Provision for loan losses	15,151	66,398

Net interest income after provision for loan losses	1,119,740	1,038,237

Non-interest income:
Fees and service charges	34,771	35,354
Income on bank owned life insurance	33,472	32,066

Total non-interest income	68,243	67,420

Non-interest expense:
Compensation and benefits	1,910,890	563,908
Occupancy and equipment, net	131,034	130,373
Data processing service fees	167,278	156,698
Merger-related expenses	391,678	745,402
Professional fees	258,457	173,351
Federal deposit insurance premiums	12,093	11,646
Advertising and promotion	25,707	31,002
Other	119,107	99,799

Total non-interest expense	3,016,244	1,912,179

(Loss) before income tax (benefit)	(1,828,261)	(806,522)

Income tax (benefit)	(343,554)	(12,316)

Net (loss)	$(1,484,707)	$(794,206)

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets increased $5.1 million, or 5.4%, to $99.5 million at June 30, 2022 from $94.4 million at December 31, 2021. The increase was primarily due to increases in cash, goodwill, premises and equipment and core deposit intangible of $7.0 million, $4.6 million, $4.4 million and $1.4 million, respectively, partly offset by decreases in securities available for sale and loan balances of $$7.2 million and $5.2 million, respectively. Total liabilities decreased $3.6 million from $84.8 million at December 31, 2021 to $81.2 million at June 30, 2022. Deposits and borrowings decreased $2.3 million and $1.0 million, respectively.

Cash increased $7.0 million mainly due to a $4.5 million contribution of capital in addition to the pay-downs of loans and securities available for sale. Securities available for sale decreased $7.2 million, or 13.5%, to $46.2 million at June 30, 2022 from $53.4 million at December 31, 2021 primarily due to a decrease in mortgage-backed securities and U.S. government and agency obligations.

Net loans receivable decreased $5.2 million, or 16.5% to $26.4 million at June 30, 2022 from $31.6 million at December 31, 2021. PPP loans decreased $1.7 million, Residential 1-4 family loans decreased $1.2 million and Commercial Real Estate loans decreased $1.0 million. Purchase accounting adjustments further decreased loan balances by $846,000.

Premises and equipment increased $4.4 million, or 464.1% to $5.4 million at June 30, 2022 from $1.0 million at December 31, 2021 primarily related to the purchase accounting adjustment of $4.5 million.

At June 30, 2022, our investment in bank-owned life insurance increased $33,000 to $2.5 million from $2.5 million at December 31, 2021. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Goodwill and the Core deposit intangible of $4.6 million and $1.4 million, respectively, at June 30, 2022 is a result of the purchase accounting adjustments related to the acquisition.

Deferred income taxes increased $97,000, or 10.5%, to $1.0 million at June 30, 2022, from $923,000 at December 31, 2021 primarily due to the tax affect of the operating loss for the six months ended June 30, 2022, offset by the purchase accounting adjustments.

Total deposits decreased $2.3 million, or 2.8%, to $80.6 million at June 30, 2022 from $82.9 million at December 31, 2021. The decrease resulted primarily from decreases in certificates of deposit, NOW accounts and non-interest bearing checking balances of $$4.3 million, $659 thousand and $336 thousand, respectively, partly offset by increases in savings deposits of $3.0 million.

Borrowings decreased $1.0 million, or 100.0 from $1.0 million at December 31, 2021 to $0 at June 30, 2022, primarily due to the pay-off of the FHLB borrowings. At June 30, 2022, we had the ability to borrow an additional $29.9 million or 30% of the Association’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $18.3 million at June 30, 2022 from $9.6 million at December 31, 2021 resulting primarily from a $4.5 million capital contribution made in the second quarter of 2022 in addition to the fair value purchase accounting adjustments made in conjunction with the Company’s acquisition that was effective June 1, 2022.

Comparison of Results of Operations for the Quarters Ended June 30, 2022 and June 30, 2021

General. We recorded a net loss of $1.5 million for the quarter ended June 30, 2022 compared to a net loss of $411,000 for the quarter ended June 30, 2021. The increase in net loss resulted primarily from $1.1 million of restructuring costs, net of tax, related to the Company’s acquisition, offset in part by an increase in net interest income.

Net Interest Income. Net interest income increased $39,000 to $561,000 for the three months ended June 30, 2022 compared to $522,000 for the three months ended June 30, 2021, primarily due to a decrease in interest expense, partly offset by a decrease in interest and dividend income. Interest expense decreased $40,000, or 42.0%, to $55,000 for the 2022 quarter, compared to $94,000 for the 2021 quarter. Interest and dividend income decreased $2,000, or 0.3%, to $623,000 for the three months ended June 30, 2022 from $625,000 for the three months ended June 30, 2021.

The average yield on our loans increased 54 basis points, the average yield on our investment securities decreased 2 basis points and the average yield on mortgage-backed securities increased 121 basis points during the quarter ended June 30, 2022 compared to the same quarter in 2021. Our net interest rate spread increased 53 basis points to 2.76% for the quarter ended June 30, 2022 from 2.23% for the quarter ended June 30, 2021 and our net interest margin increased 49 basis points to 2.80% for the 2022 quarter from 2.31% for the 2021 quarter. Average interest-earning assets decreased $10.6 million, or 11.5%, to $81.6 million for the quarter ended June 30, 2022 from $92.2 million for the quarter ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income decreased $2,000, or 0.3%, to $623,000 for the quarter ended June 30, 2022 from $625,000 for the quarter ended June 30, 2021. The decrease resulted primarily from an $80,000, or 20.6% decrease in interest income on loans, partly offset by an increase in interest income on investment securities and mortgage-backed securities of $30,000, or 41.3% and $45,000, or 28.2%, respectively.

Interest income on loans decreased $80,000, or 20.6%, to $307,000 for the quarter ended June 30, 2022 from $387,000 for the quarter ended June 30, 2021. The decrease resulted primarily from a decrease of $12.0 million in average balances partly offset by an increase of 54 basis points in the yield from 3.90% to 4.44%.

Interest and dividend income on investment securities increased $30,000 primarily due to a $7.6 million increase in average balances to $25.3 million for the quarter ended June 30, 2022 from $17.7 million for the quarter ended June 30, 2021, partly offset by a decrease of 2 basis points in yield to 1.63% for the 2022 quarter from 1.65% for the 2021 quarter. Interest income on mortgage backed securities increased $45,000 primarily due to a 121 basis point increase in yield to 3.34% for the quarter ended June 30, 2022 from 2.13% for the quarter ended June 30, 2021, partly offset by a $5.4 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $3,000 to $9,000 for the three months ended June 30, 2022 from $6,000 for the three months ended June 30, 2021. This increase was mainly due to a 36 basis point increase in yield from 0.52% for the 2021 quarter to 0.88% for the 2022 quarter offset by an $801,000 decrease in average balances.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB decreased $40,000, or 42.0%, to $55,000 for the quarter ended June 30, 2022 from $94,000 for the quarter ended June 30, 2021. The decrease was primarily due to a decrease of $37,000 in interest expense on deposits and a $2,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the quarter ended June 30, 2022 decreased 19 basis points to 0.30% compared to 0.49% for the quarter ended June 30, 2021. Average interest-bearing liabilities decreased $4.0 million, or 5.2%, to $73.5 million for the quarter ended June 30, 2022 from $77.5 million for the quarter ended June 30, 2021. The average balance of savings and NOW deposits increased $2.2 million and $608,000, respectively, partly offset by a decrease in average balances of certificates of deposit and money market balances of $5.9 million and $394,000, respectively. The average balance of FHLB advances decreased $441,000 for the quarter ended June 30, 2022 to $788,000 from $1.2 million for the quarter ended June 30, 2021.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2022 we recorded a $7,000 provision compared to a $9,000 provision for the quarter ended June 30, 2021. As a result of the acquisition, the allowance for loan losses was replaced with a credit mark in the amount of $895,000. The present allowance for loan losses was $3,000 at June 30, 2022 compared to $364,000 at December 31, 2021. There were $30,000 in charge-offs and $0 in recoveries for the quarter ended June 30, 2022 compared to $22,000 in charge-offs and $9,000 in recoveries for the three months ended June 30, 2021. (See Note 6 “Loans” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income remained unchanged at $35,000 for the quarter ended June 30, 2022 and the quarter ended June 30, 2021.

Non-interest Expense. Non-interest expense increased $1.4 million, or 146.4%, to $2.4 million for the quarter ended June 30, 2022 from $1.0 million for the quarter ended June 30, 2021. The increase was primarily due to restructuring charges recorded in the Company’s acquisition by Vecta Partners that was effective June 1, 2022. There were also increases in data processing and other expenses partly offset by a decrease in merger-related expenses and occupancy and equipment expense. Compensation and benefits expense increased $1.3 million primarily related to change in control payments recorded in the acquisition. Data processing costs increased $5,000, or 6.6% primarily due to higher core processing expenses. Other expenses increased $20,000 primarily due to the amortization of the Company’s core deposit intangible. Occupancy and equipment expense decreased $6,000, or 9.3%, primarily due to lower depreciation. Merger related expenses decreased $14,000 primarily due to expenses related to the merger. See Note 2 (Business Combination) included Item 1 (Financial Statements) in Part I (Financial Information) of this Quarterly Report on Form 10-Q.

Income Tax Expense. We recorded a $343,000 income tax benefit for the quarter ended June 30, 2022 compared to a $4,000 income tax benefit for the quarter ended June 30, 2021. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Comparison of Results of Operations for the six months ended June 30, 2022 and June 30, 2021

General. We recorded a net loss of $1.5 million for the six months ended June 30, 2022 compared to net loss of $794,000 for the six months ended June 30, 2021. The increase in net loss resulted primarily from $1.1 million of restructuring costs, net of tax, associated with the Company’s acquisition offset in part by an increase in net interest income.

Net Interest Income. Net interest income increased $30.000, or 2.7%, for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in interest expense, partly offset by a decrease in interest and dividend income. Interest expense decreased $83,000, or 42.5% to $113,000 for the six months ended June 30, 2022 from $196,000 for the six months ended June 30, 2021. Interest and dividend income decreased $53,000, or 4.1%, to $1.2 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021.

Interest income on loans decreased $183,000, or 21.5%. The decrease in interest income on loans was primarily due to lower average balances, partly offset by an increase in loan yields. Average loan balances decreased $10.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The yield on the loan portfolio increased 29 basis points to 4.65% for the six months ended June 30, 2022 from 4.36% for the six months ended June 30, 2021. Interest income on investment securities increased $39,000 or 28.9% primarily due to higher average balances, partly offset by lower yields. The average balance of investment securities increased $5.4 million for the six months ended June 30, 2022 compared to the same period in 2021, while the average yield decreased 1 basis point to 1.47% for the six months ended June 30, 2022 from 1.48% for the six months ended June 30, 2021. Interest on mortgage-backed securities increased $90,000, or 29.5%, period to period. The average yield on mortgage-backed securities increased 91 basis points to 3.01% for the six months ended June 30, 2022, while average balances decreased $2.8 million.

Our net interest rate spread increased 36 basis points to 2.69% for the six months ended June 30, 2022 from 2.33% for the six months ended June 30, 2021, and our net interest margin increased 32 basis points to 2.73% for the 2022 period from 2.41% for the 2021 period. Average interest-earning assets decreased $9.1 million to $83.8 million for the six months ended June 30, 2022 from $92.9 million for the six months ended June 30, 2021.

Interest and Dividend Income. Interest and dividend income decreased $53,000, or 4.1% to $1.2 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021. The decrease resulted primarily from a $183,000, or 21.5% decrease in interest income on loans, partly offset by a $90,000, or 29.5% increase in interest income from mortgage-backed securities, a $39,000 or 28.9% increase in interest income on investment securities and a $1,000 or 8.7% increase in income from federal funds sold and other earning assets.

Interest income on loans decreased $183,000, or 21.5%, to $667,000 for the six months ended June 30, 2022 from $850,000 for the six months ended June 30, 2021. The decrease resulted primarily from a decrease of $10.4 million in average balances, partly offset by an increase of 29 basis points in yield from 4.36% for the six months ended June 30, 2021 to 4.65% for the six months ended June 30, 2022.

Interest and dividend income on investment securities increased $39,000 primarily due to a $5.4 million increase in average balances to $23.5 million for the six months ended June 30, 2022 from $18.1 million for the six months ended June 30, 2021, partly offset by a decrease of 1 basis point in yield to 1.47% for the 2022 period from 1.48% for the 2021 period. Interest income on mortgage-backed securities increased $90,000 primarily due to a 91 basis point increase in yield to 3.01% for the six month period ended June 30, 2022 from 2.10% for the six month period ended June 30, 2021 partly offset by a $2.8 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $1,000 to $12,000 for the six months ended June 30, 2022 from $11,000 for the six months ended June 30, 2021. This increase was mainly due to a 14 basis point increase in yield to 0.51% for the 2022 period from 0.37% for the 2021 period partly offset by a decrease in average balances of $1.3 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB decreased $83,000, or 42.5%, to $113,000 for the six months ended June 30, 2022 from $196,000 for the six months ended June 30, 2021. The decrease was primarily due to a decrease of $75,000 in interest expense on deposits and an $8,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the six months ended June 30, 2022 decreased 18 basis points to 0.31% compared to 0.49% for the six months ended June 30, 2021. Average interest-bearing liabilities decreased $4.8 million, or 6.1% to $73.7 million for the six months ended June 30, 2022 from $78.4 million for the six months ended June 30, 2021. The average balance of savings and NOW increased $2.1 million and $891,000, respectively. The average balances of certificates of deposit and money market decreased $4.6 million and $431,000, respectively. The average balance of FHLB advances decreased $388,000 to $872,000 for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021, while the average balance of advances from the FRB decreased $2.4 million to $0 for the 2022 period from $2.4 million for 2021.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2022 we recorded a $15,000 provision compared to a $66,000 provision for the six months ended June 30, 2021. As a result of the acquisition, the allowance for loan losses was replaced with a credit mark in the amount of $895,000. The present allowance for loan losses was $3,000 at June 30, 2022 compared to $364,000 at December 31, 2021. There were $30,000 in charge-offs and $1,000 in recoveries for the six months ended June 30, 2022 compared to $70,000 in charge-offs and $9,000 in recoveries for the six months ended June 30, 2021. (See Note 6 “Loans” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income increased $1,000 or 1.2 % to $68,000 for the six months ended June 30, 2022 from $67,000 for the six month period ended June 30, 2021. The increase was primarily due to an increase in income on Bank Owned Life Insurance.

Non-interest Expense. Non-interest expense increased $1.1 million, or 57.7%, to $3.0 million for the six months ended June 30, 2022 from $1.9 million for the six months ended June 30, 2021. The increase was primarily due to restructuring charges recorded in the Company’s acquisition that was effective June 1, 2022. There were also increases in data processing and other expenses partly offset by a decrease in merger related expenses. Compensation and benefits expense increased $1.3 million primarily related to change in control payments recorded in the acquisition. Data processing costs increased $11,000, or 6.8% primarily due to higher core processing expenses. Other expenses increased $19,000 primarily due to the amortization of the Company’s core deposit intangible. Merger-related expenses decreased $354,000, or 47.5%. due to reduced expenses related to the Company’s announced merger. (See Note 2 “Business Combination”).

Income Tax Expense. We recorded a $344,000 income tax benefit for the six months ended June 30, 2022 compared to a $12,000 income tax benefit for the six months ended June 30, 2021. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2022	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Office and President

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President and Chief Financial Officer

