Form 10-Q
period 2022-09-30
VECTA INC.
filed 2022-11-14
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

YES ☐ NO ☒

As of November 10, 2022, 15,930,976 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Vecta Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statement of Financial Condition

September 30,
2022
Assets

Cash and cash equivalents	$13,124,046
Certificates of deposit	250,000
Securities held to maturity, net; approximate fair value of $378,000 (September 30, 2022)	416,765
Securities available for sale	39,053,161
Loans receivable, net	25,350,185
Premises and equipment, net	5,362,534
Federal Home Loan Bank of New York and other stock, at cost	139,100
Accrued interest receivable	381,444
Cash surrender value of life insurance	2,555,011
Goodwill	4,716,972
Core deposit intangible	1,358,937
Deferred income taxes	1,407,923
Other assets	264,128

Total assets	$94,380,206

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$76,768,987
Advances from borrowers for taxes and insurance	268,494
Other liabilities	315,651

Total liabilities	77,353,132

Commitments and contingencies	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued	-
Common stock; par value $.01, 100,000,000 shares authorized and 15,930,976 shares issued	159,310
Additional paid-in capital	18,565,663
Accumulated deficit	(75,628)
Accumulated other comprehensive loss	(1,622,271)

Total stockholders’ equity	17,027,074

Total liabilities and stockholders’ equity	$94,380,206

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed CONSOLIDATED Statement of Operations

Three Months Ended
September 30,
2022

Interest and dividend income:
Loans	$369,489
Investment securities	166,391
Mortgage-backed securities	273,978
Federal funds sold and other earning assets	48,914

Total interest and dividend income	858,772

Interest expense:
Deposits	49,945
Borrowings	-

Total interest expense	49,945

Net interest income	808,827

Provision for loan losses	7,136

Net interest income after provision for loan losses	801,691

Non-interest income:
Fees and service charges	22,218
Income on bank owned life insurance	16,946

Total non-interest income	39,164

Non-interest expense:
Compensation and benefits	407,082
Occupancy and equipment, net	80,067
Data processing service fees	103,156
Merger related expenses	538
Professional fees	124,900
Federal deposit insurance premiums	7,227
Amortization of core deposit intangible	35,145
Advertising and promotion	13,791
Other	59,625

Total non-interest expense	831,531

Income before income tax	9,324

Income tax expense	1,072

Net income	$8,252

Basic and diluted income per share	$-
Weighted average shares outstanding, basic and diluted	15,930,976

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed CONSOLIDATED Statement of Operations

Four Months Ended
September 30,
2022
Interest and dividend income:
Loans	$473,212
Investment securities	216,413
Mortgage-backed securities	362,014
Federal funds sold and other earning assets	52,716

Total interest and dividend income	1,104,355

Interest expense:
Deposits	66,594
Borrowings	1,149

Total interest expense	67,743

Net interest income	1,036,612

Provision for loan losses	9,538

Net interest income after provision for loan losses	1,027,074

Non-interest income:
Fees and service charges	28,204
Income on bank owned life insurance	22,468

Total non-interest income	50,672

Non-interest expense:
Compensation and benefits	523,597
Occupancy and equipment, net	103,605
Data processing service fees	130,734
Merger related expenses	19,702
Professional fees	233,117
Federal deposit insurance premiums	8,957
Amortization of core deposit intangible	46,860
Advertising and promotion	18,077
Other	82,952

Total non-interest expense	1,167,601

Income (loss) before income tax (benefit)	(89,855)

Income tax expense (benefit)	(14,227)

Net income (loss)	$(75,628)

Basic and diluted income (loss) per share	$(0.01)
Weighted average shares outstanding, basic and diluted	15,114,948

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statement of Comprehensive Income (Loss)

Three Months Ended
September 30,
2022

Net income	$8,252

Other comprehensive income (loss), before tax (benefit):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,671,308)

Other comprehensive income (loss), before tax (benefit)	(1,671,308)

Income tax expense (benefit) related to items of other comprehensive income (loss)	(350,974)

Other comprehensive income (loss), net of tax (benefit)	(1,320,334)

Comprehensive income (loss)	$(1,312,082)

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statement of Comprehensive Income (Loss)

Four Months Ended
September 30,
2022

Net income (loss)	$(75,628)

Other comprehensive income (loss), before tax (benefit):

Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,053,507)

Other comprehensive income (loss), before tax (benefit)	(2,053,507)

Income tax expense (benefit) related to items of other comprehensive income (loss)	(431,236)

Other comprehensive income (loss), net of tax (benefit)	(1,622,271)

Comprehensive income (loss)	$(1,697,899)

The accompanying notes are an integral part of these consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity
Three months ended September 30, 2022

Balance at June 30, 2022	$159,310	$18,565,663	$(83,880)	$(301,937)	$18,339,156

Net income for the three months ended September 30, 2022	-	-	8,252	-	8,252

Other comprehensive income (loss), net of tax	-	-	-	(1,320,334)	(1,320,334)

Balance at September 30, 2022	$159,310	$18,565,663	$(75,628)	$(1,622,271)	$17,027,074

Four months ended September 30, 2022

Balance at June 1, 2022	$-	$-	$-	$-	$-

Net loss for the four months ended September 30, 2022	-	-	(75,628)	-	(75,628)

Net proceeds from the sale of stock	159,310	18,565,663	-	-	18,724,973

Other comprehensive income (loss), net of tax	-	-	-	(1,622,271)	(1,622,271)

Balance at September 30, 2022	$159,310	$18,565,663	$(75,628)	$(1,622,271)	$17,027,074

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows

Four Months Ended
September 30,
2022

Cash flows from operating activities:
Net (loss)	$(75,628)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	48,180
Amortization of premiums and accretion of discounts, net	(203,861)
Amortization of deferred loan fees and costs, net	(52,469)
Amortization of core deposit intangible	46,860
Provision for loan losses	9,538
Decrease in accrued interest receivable	4,684
Increase in cash surrender value of life insurance	(22,468)
Increase in other assets	(138,972)
Increase in other liabilities	54,478

Net cash used in operating activities	(329,658)

Cash flows from investing activities:
Repayments and maturities of securities held to maturity	1,459
Repayments and maturities of securities available for sale	7,936,998
Loan originations, net of principal repayments	1,386,690
Purchase of premises and equipment	(6,980)
Redemption of FHLB stock	38,300
Cash paid for acquisition, net of cash acquired	(9,714,795)

Net cash used in investing activities	(358,328)

Cash flows from financing activities:
Net decrease in deposits	(3,925,949)
Net decrease in advances from borrowers for taxes and insurance	(137,965)
Repayment of long-term borrowings	(849,027)
Net proceeds from sale of stock	18,724,973

Net cash provided by financing activities	13,812,032

Net increase in cash and cash equivalents	13,124,046

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$13,124,046

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$69,306
Income taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows (CONT’D)

September 30,
2022
Supplemental schedule of non-cash investing activities:

Acquisition:
Non-cash assets acquired:
Certificates of Deposit	$250,000
Securities Held to Maturity	418,301
Securities Available for Sale	48,838,559
Loans receivable, net	26,693,944
Premises and equipment	5,403,734
Federal Home Loan Bank of New York and other stock, at cost	177,400
Accrued interest receivable	386,128
Cash surrender value of life insurance	2,532,543
Goodwill	4,716,972
Core deposit intangible	1,405,797
Deferred income taxes	874,663
Other assets	227,180
Total non-cash assets acquired	91,925,221
Liabilities assumed:
Deposits:	80,693,767
Borrowings	849,027
Advances from borrowers for taxes and insurance	406,459
Other liabilities	261,173
Total liabilities assumed	82,210,426
Net non-cash assets acquired	$9,714,795

Cash and cash equivalents acquired in acquisition, net	$4,510,178
Cash paid for acquisition, net of transaction costs	$14,224,973

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate History, Nature of Business and Merger Acquisition

Vecta Inc. ( the “Company” formerly known as Sunnyside Bancorp, Inc.) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, (“Sunnyside Federal” or the “Bank”) a federally-chartered savings and loan association and the wholly-owned subsidiary of Vecta Inc. upon consummation of Sunnyside Federal’s mutual to stock conversion. The Bank conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

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

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s September 30, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, Vecta’s Board of Directors authorized and approved a 15-for-1 stock dividend to the existing shareholders of Vecta Inc. The 15-for-1 stock dividend was consummated on July 18, 2022.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of September 30, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. also amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

Summary of Significant Accounting Policies

The following is a description of the more significant policies used in the presentation of the accompanying consolidated financial statements of Vecta Inc. and its wholly-owned subsidiary, Sunnyside Federal Savings and Loan Association of Irvington (“Sunnyside Federal” or the “Bank” and, (collectively, with Vecta Inc., the “Company”).

Principles of Consolidation

The consolidated financial statements are comprised of the consolidated accounts of Vecta Inc., and Sunnyside Federal. All significant intercompany accounts and transactions have been eliminated in consolidation.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The results of operations for the four months ended September 30, 2022 are not necessarily indicative of the results to be expected for the seven months ended December 31, 2022, or any other future interim period.

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of September 30, 2022, the Company had no securities classified as held for trading.

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

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2021; revised statement issued April 7, 2021). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., nine months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 6 Loans Receivable, Net for more information.

●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.

●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Subsequent Events

The Company evaluated its September 30, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

2. BUSINESS COMBINATION

On June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) , a Maryland corporation, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal Savings and Loan Association of Irvington, a federally-chartered savings and loan association and the wholly-owned subsidiary of the Company (“Sunnyside Federal”). Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, as of the Closing Date and as a result of the Merger, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the Merger consideration was approximately $15.3 million.

The transaction was accounted for under the acquisition method of accounting and accordingly the results of the Company’s consolidated operations have been included in the Company’s September 30, 2022 consolidated financial statements from the Closing Date of the Merger, or June 1, 2022.

2. BUSINESS COMBINATION (Cont’d)

The following table sets forth assets acquired, and liabilities assumed in connection with the Merger, at their estimated fair values as of the Closing Date of the Merger:

( In thousands)
Assets acquired:
Cash and cash equivalents	$4,510
Certificates of deposit	250
Securities held to maturity	418
Securities available for sale	48,839
Loans receivable, net	26,694
Premises and equipment	5,404
Federal Home Loan Bank of New York and other stock, at cost	177
Accrued interest receivable	386
Cash surrender value of life insurance	2,533
Goodwill	4,717
Core deposit intangible	1,406
Deferred income taxes	874
Other assets	227
Total assets Acquired	96,435

Liabilities assumed:
Deposits:
Non-interest bearing	7,795
Savings, NOW and money market	47,863
Time deposits	25,036
Total deposits	80,694
Borrowings	849
Advances from borrowers for taxes and insurance	406
Other liabilities	262
Total liabilities assumed	82,211

Net assets acquired	14,224
Transaction cost, net	1,042
Price paid	$15,266

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

2. BUSINESS COMBINATION (Cont’d)

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

3. LIQUIDATION ACCOUNT

On July 15, 2013, the Bank completed a mutual-to-stock conversion and in accordance with applicable federal conversion regulations, at the time of the completion of the mutual-to-stock conversion, the Holding Company, Sunnyside Bancorp Inc., now Vecta Inc. established a liquidation account in the Bank in an amount equal to the Bank’s total retained earnings as of the latest balance sheet date in the final prospectus used in the Conversion. Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event. This share is reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause its capital to be reduced below the liquidation account amount or regulatory capital requirements.

4. CERTIFICATES OF DEPOSIT

September 30,
2022

Maturing in:
After one to five years	$250,000

5. SECURITIES

	September 30, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,293	$-	$37,390	$312,903
Mortgage-backed securities	66,472	-	1,758	64,714

	$416,765	$-	$39,148	$377,617

Securities available for sale:
U.S. government and agency obligations	$17,792,401	$-	$1,059,243	$16,733,158
Mortgage-backed securities	23,314,267	-	994,264	22,320,003

	$41,106,668	$-	$2,053,507	$39,053,161

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $280,000, $5.3 million and $8.3 million, at September 30, 2022. Mortgage-backed securities also include other commercial mortgage-backed securities totaling $9.5 million at September 30, 2022.

There were no sales of securities held to maturity or available for sale for the three and four months ended September 30, 2022.

The following is a summary of the amortized cost and fair value of securities at September 30, 2022 by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$7,585,423	$7,574,874
After one to five years	-	-	8,931,084	8,836,639
After five to ten years	-	-	4,460,177	4,138,690
After ten years	416,765	377,617	20,129,984	18,502,958

	$416,765	$377,617	$41,106,668	$39,053,161

5. SECURITIES (Cont’d)

The following table summarizes the fair values and unrealized losses of securities with an unrealized loss at September 30, 2022, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$312,903	$37,390	$-	$-
Mortgage-backed securities	64,714	1,758	-	-
	377,617	39,148	-	-
Securities available for sale:
U.S. government and agency obligations	16,733,158	1,059,243	-	-
Mortgage-backed securities	22,320,003	994,264	-	-

	39,053,161	2,053,507	-	-

	$39,430,778	$2,092,655	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 47 securities were in an unrealized loss position at September 30, 2022. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2022 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale with a carrying value of approximately $3.5 million as of September 30, 2022 have been pledged to secure advances from the Federal Home Loan Bank of New York.

6. LOANS RECEIVABLE, NET

September 30,
2022
Mortgage loans:
Residential 1-4 family	$9,424,967
Commercial and multi-family	13,212,377
Home equity lines of credit	176,958

22,814,302
Other loans:
Passbook	7,090
Student	2,437,706
Commercial	1,328,142

3,772,938

Total loans	26,587,240

Less:
Purchase Accounting Credit Adjustment	865,013
Purchase Accounting Discount	384,326
Deferred loan fees (costs and premiums), net	(22,602)
Allowance for loan losses	10,318

1,237,055

$25,350,185

As previously mentioned in Note 1 Summary of Significant Accounting Policies, the CARES Act established the PPP, administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2022, the Company had 1 PPP loan outstanding, with an outstanding principal balance of $ 128,000. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan class.

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $101,000 at September 30, 2022.

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

Activity in this credit adjustment is summarized as follows:

	Three months ended	Four months ended
	September 30,	September 30,
	2022	2022

Balance at beginning of period	$865,013	$-
Credit Adjustment as a result of merger	-	895,330
Charge -offs	-	(30,317)

Balance at end of period	$865,013	$865,013

In addition to the above credit adjustment, the Company will maintain an allowance for loan losses for new loans originated and for qualitative changes in the existing loan portfolio.

Activity in the allowance for loan losses is summarized as follows:

	Three months ended	Four months ended
	September 30,	September 30,
	2022	2022

Balance at beginning of period	$2,622	$-
Provision for loan losses	7,136	9,538
Recoveries	560	780

Balance at end of period	$10,318	$10,318

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of September 30, 2022. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

6. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2022
	Mortgage Loans
	Residential 1-4 Family	Commercial Real Estate and Multi-Family	Home Equity	Student	Commercial and Other	Total
	(In thousands)

Pass	$9,425	$11,252	$177	$2,331	$1,335	$24,520
Special Mention	-	774	-	89	-	863
Substandard	-	1,186	-	18	-	1,204

Total	$9,425	$13,212	$177	$2,438	$1,335	$26,587

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans	90 Days or More Past Due and Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,425	$9,425	$-
Commercial real estate and multi-family	-	-	234	234	12,978	13,212	-
Home equity lines of credit	-	-	-	-	177	177	-
Student loans	47	-	18	65	2,373	2,438	-
Other loans	-	-	-	-	1,335	1,335	-

	$47	$-	$252	$299	$26,288	$26,587	$-

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

6. LOANS RECEIVABLE, NET (Cont’d)

September 30,
2022
(In thousands)
Non-accrual loans:
Residential 1-4 family	$-
Commercial real estate and multi-family	234
Home equity lines of credit	-
Student	107
Commercial and other loans	-

Total non-accrual loans	341

Accruing loans delinquent 90 days or more	-

Total non-performing loans	$341

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $6,900 and $9,500 for the three and four months ended September 30, 2022 respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $30,400 during the three and four months ended September 30, 2022.

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

The Company did not have any troubled debt restructurings at or during the four months ended September 30, 2022.

The Company may provide short-term loan modifications to assist borrowers during the COVID-19 national emergency. These modifications generally involve principal and/or interest payment deferrals for up to six months. Interest continues to legally accrue, and the Company continues to record interest income, during the forbearance period. The Company offers several repayment options such as immediate repayment, repayment over a designated time period, or as a balloon payment at maturity. These modifications generally do not involve forgiveness or interest rate reductions. The CARES Act, along with a joint agency statement issued by banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company would not account for such loan modifications as TDRs. There are no loans in a deferment period at September 30, 3022. See Note 1 Summary of Significant Accounting Policies for more information.

7. GOODWILL AND CORE DEPOSIT INTANGIBLE

As a result of the Merger pursuant to which Vecta Partners LLC acquired all of the outstanding shares of Vecta Inc., goodwill of $4.7 million was recorded. Goodwill will be evaluated for impairment on an annual basis.

In addition to goodwill, a core deposit intangible of $1.4 million was recorded. The core deposit intangible will be amortized straight-line over a ten year period at approximately $140,580 per year.

8. BORROWINGS

At September 30, 2022, the Company had a borrowing capacity at the FHLB of $28.3 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at September 30, 2022.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

September 30,
2022

Unrealized loss on securities available for sale	2,053,507

Tax effect	(431,236)

Accumulated other comprehensive loss	$1,622,271

10. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that if undertaken could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2022, the Bank exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since September 30, 2022 that management believes have changed the Bank’s capital ratings.

On January 1, 2015, the final rules implementing the Basel Committee on Banking Supervision capital guidelines for banking organizations (Basel III) regulatory capital framework and related Dodd-Frank Act changes became effective for the Bank. These rules supersede the federal banking agencies’ general risk-based capital rules (Basel I). Full compliance with all of the final rule’s requirements was phased in over a multi-year transition period ending on January 1, 2019. Basel III revised minimum capital requirements and adjusted prompt corrective action thresholds. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, required a minimum ratio of total capital to risk-weighted assets of 8.0 percent, and required a minimum leverage ratio of 4.0 percent. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each subsequent year by an additional 0.625 percent until it reached its final level of 2.5 percent of risk-weighted assets on January 1, 2019. The final rule also revised the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The following table presents the Bank’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized With Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

September 30, 2022

Tangible Capital	11,952	13.03%	1,376	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,962	25.68%	4,892	10.50%	4,659	10.00%	4,892	10.50%
Common Equity Tier 1 Capital	11,952	25.65%	3,261	7.00%	3,028	6.50%	3,261	7.00%
Tier 1 Risk-based Capital	11,952	25.65%	3,960	8.50%	3,727	8.00%	3,960	8.50%
Tier 1 Leverage Capital	11,952	13.03%	3,670	4.00%	4,588	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2022. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2022:

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$39,053,161	$-	$39,053,161	$-

There were no assets measured at fair value on a non-recurring basis at September 30,2022.

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

Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2022
	Carrying	Estimated
	Value	Fair Value
		(In Thousands)

Financial assets:
Cash and cash equivalents	$13,124	$13,124
Certificates of deposit	250	250
Securities held to maturity	417	378
Securities available for sale	39,053	39,053
Loans receivable	25,350	24,221
FHLB and other stock, at cost	139	139
Accrued interest receivable	381	381

Financial liabilities:
Deposits	76,769	76,823

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

Overview Vecta Inc. Acquisition by Vecta Partners

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

As further disclosed in Note 2 (Business Combination), on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) , a Maryland corporation, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the merger consideration was approximately $15.3 million. Vecta Partners incurred approximately $6.1 million in merger related acquisition costs.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s September 30, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, Vecta’s Board of Directors authorized and approved a 15-for-1 stock dividend to the existing shareholders of Vecta Inc. The 15-for-1 stock dividend was consummated on July 18, 2022.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

Vecta Inc. has been informed by Vecta Partners, that Vecta Partners intends to divest some of his ownership in Vecta Inc. through private sales, however, Vecta Partners intends to maintain majority ownership of Vecta Inc.

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of September 30, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

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

Sunnyside Federal’s Management

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

Anticipated Growth Plans and Strategies

Provided below is a brief overview of Vecta Inc.’s anticipated growth plans and strategies.

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

Supplemental Information

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

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Financial Condition

	September 30,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$13,124,046	$3,470,090
Certificates of deposit	250,000	250,000
Securities held to maturity, net; approximate fair value of $378,000 (September 30, 2022) and $431,000 (December 31, 2021)	416,765	417,010
Securities available for sale	39,053,161	53,411,654
Loans receivable, net	25,350,185	31,633,926
Premises and equipment, net	5,362,534	955,757
Federal Home Loan Bank of New York and other stock, at cost	139,100	196,600
Accrued interest receivable	381,444	414,295
Cash surrender value of life insurance	2,555,011	2,504,594
Goodwill	4,716,972	-
Core deposit intangible	1,358,937	-
Deferred income taxes	1,407,923	922,727
Other assets	264,128	222,643

Total assets	$94,380,206	$94,399,296

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$76,768,987	$82,854,464
FHLB Borrowings	-	1,007,716
Advances from borrowers for taxes and insurance	268,494	519,908
Other liabilities	315,651	412,947

Total liabilities	77,353,132	84,795,035

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, shares authorized 2,000,000 (September 30, 2022) 1,000,000 (December 31, 2021; no shares issued )	-	-
Common stock; par value $.01, shares authorized 100,000,000 (September 30, 2022), 30,000,000 (December 31, 2021), shares issued 15,930,976 (September 30, 2022), 793,500 (December 31, 2021)	159,310	7,935
Additional paid-in capital	18,565,663	7,121,120
Unamortized ESOP Shares	-	(355,075)
Retained earnings (Accumulated deficit)	(75,628)	4,337,274
Accumulated other comprehensive loss	(1,622,271)	(1,506,993)

Total stockholders’ equity	17,027,074	9,604,261

Total liabilities and stockholders’ equity	$94,380,206	$94,399,296

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Three Months Ended
	September 30,
	2022	2021

Interest and dividend income:
Loans	$369,489	$411,773
Investment securities	166,391	65,880
Mortgage-backed securities	273,978	173,832
Federal funds sold and other earning assets	48,914	5,437

Total interest and dividend income	858,772	656,922

Interest Expense:
Deposits	49,945	77,090
Borrowings	-	6,460

Total interest expense	49,945	83,550

Net interest income	808,827	573,372

Provision for loan losses	7,136	8,714

Net interest income after provision for loan losses	801,691	564,658

Non-interest income:
Fees and service charges	22,218	18,764
Income on bank owned life insurance	16,946	16,936

Total non-interest income	39,164	35,700

Non-interest expense:
Compensation and benefits	407,082	284,761
Occupancy and equipment, net	80,067	72,313
Data processing service fees	103,156	79,097
Merger-related expenses	538	389,550
Professional fees	124,900	88,881
Federal deposit insurance premiums	7,227	5,695
Amortization of core deposit intangible	35,145	-
Advertising and promotion	13,791	12,817
Other	59,625	57,524

Total non-interest expense	831,531	990,638

Income (loss) before income tax (benefit)	9,324	(390,280)

Income tax expense (benefit)	1,072	(8,986)

Net income (loss)	$8,252	$(381,294)

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Nine Months Ended
	September 30,
	2022	2021
Interest and dividend income:
Loans	$1,036,941	$1,262,132
Investment securities	338,022	199,001
Mortgage-backed securities	670,469	479,965
Federal funds sold and other earning assets	60,884	16,448

Total interest and dividend income	2,106,316	1,957,546

Interest expense:
Deposits	153,085	255,305
Borrowings	9,515	24,234

Total interest expense	162,600	279,539

Net interest income	1,943,716	1,678,007

Provision for loan losses	22,287	75,112

Net interest income after provision for loan losses	1,921,429	1,602,895

Non-interest income:
Fees and service charges	56,989	54,118
Income on bank owned life insurance	50,417	49,002

Total non-interest income	107,406	103,120

Non-interest expense:
Compensation and benefits	2,323,121	848,669
Occupancy and equipment, net	211,101	202,686
Data processing service fees	270,434	235,795
Merger-related expenses	299,697	1,134,952
Professional fees	383,357	262,232
Federal deposit insurance premiums	19,320	17,341
Amortization of core deposit intangible	46,860	-
Advertising and promotion	39,497	43,819
Other	259,535	157,323

Total non-interest expense	3,852,922	2,902,817

(Loss) before income tax (benefit)	(1,824,087)	(1,196,802)

Income tax (benefit)	(337,667)	(21,302)

Net (loss)	$(1,486,420)	$(1,175,500)

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets decreased $19,000, or 0.02%, to $94.4 million at September 30, 2022 from $94.4 million at December 31, 2021. The decrease was primarily due to increases in cash, goodwill, premises and equipment and core deposit intangible of $9.7 million, $4.7 million, $4.4 million and $1.4 million, respectively, offset by decreases in securities available for sale and loan balances of $14.4 million and $6.3 million, respectively. Total liabilities decreased $7.4 million from $84.8 million at December 31, 2021 to $77.4 million at September 30, 2022. Deposits and borrowings decreased $6.1 million and $1.0 million, respectively.

Cash increased $9.7 million mainly due to a $4.5 million contribution of capital in addition to the pay-downs of loans and securities available for sale. Securities available for sale decreased $14.4 million, or 26.9%, to $39.1 million at September 30, 2022 from $53.4 million at December 31, 2021 primarily due to a decrease in mortgage-backed securities and U.S. government and agency obligations.

Net loans receivable decreased $6.3 million, or 19.9% to $25.4 million at September 30, 2022 from $31.6 million at December 31, 2021. PPP loans decreased $2.2 million, Residential 1-4 family loans decreased $1.7 million and Commercial Real Estate loans decreased $1.2 million. Purchase accounting adjustments further decreased loan balances by $1.2 million.

Premises and equipment increased $4.4 million, or 461.1% to $5.4 million at September 30, 2022 from $1.0 million at December 31, 2021 primarily related to the purchase accounting adjustment of $4.5 million.

At September 30, 2022, our investment in bank-owned life insurance increased $50,000 to $2.6 million from $2.5 million at December 31, 2021. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Goodwill and the Core deposit intangible of $4.7 million and $1.4 million, respectively, at September 30, 2022 is a result of the purchase accounting adjustments related to the acquisition.

Deferred income taxes increased $485,000, or 52.6%, to $1.4 million at September 30, 2022, from $923,000 at December 31, 2021 primarily due to the tax effect of the operating loss for the nine months ended September 30, 2022, and the purchase accounting adjustments related to the acquisition.

Total deposits decreased $6.1 million, or 7.3%, to $76.8 million at September 30, 2022 from $82.9 million at December 31, 2021. The decrease resulted primarily from decreases in certificates of deposit, NOW accounts and non-interest bearing checking balances of $6.7 million, $1.2 million and $1.2 million, respectively, partly offset by increases in savings deposits of $3.3 million.

Borrowings decreased $1.0 million, or 100.0 from $1.0 million at December 31, 2021 to $0 at September 30, 2022, due to the pay-off of the FHLB borrowings. At September 30, 2022, we had the ability to borrow an additional $28.3 million or 30% of the Bank’s assets in FHLB advances and $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased to $17.0 million at September 30, 2022 from $9.6 million at December 31, 2021 resulting primarily from a $4.5 million capital contribution made in the second quarter of 2022 in addition to the fair value purchase accounting adjustments made in conjunction with the Company’s acquisition that was effective June 1, 2022.

Comparison of Results of Operations for the Quarters Ended September 30, 2022 and September 30, 2021

General. We recorded net income of $8,000 for the quarter ended September 30, 2022 compared to a net loss of $381,000 for the quarter ended September 30, 2021. The decrease in net loss resulted primarily from an increase in net interest income and a reduction in non-interest expenses.

Net Interest Income. Net interest income increased $236,000 to $809,000 for the three months ended September 30, 2022 compared to $573,000 for the three months ended September 30, 2021, primarily due to an increase in interest income and a decrease in interest expense. Interest and dividend income increased $202,000, or 30.7%, to $859,000 for the three months ended September 30, 2022 from $657,000 for the three months ended September 30, 2021. Interest expense decreased $34,000, or 40.2%, to $50,000 for the 2022 quarter, compared to $84,000 for the 2021 quarter.

The average yield on our loans increased 128 basis points, the average yield on our investment securities increased 126 basis points and the average yield on mortgage-backed securities increased 225 basis points during the quarter ended September 30, 2022 compared to the same quarter in 2021. Our net interest rate spread increased 143 basis points to 3.91% for the quarter ended September 30, 2022 from 2.48% for the quarter ended September 30, 2021 and our net interest margin increased 141 basis points to 3.95% for the 2022 quarter from 2.54% for the 2021 quarter. Average interest-earning assets decreased $8.1 million, or 9.1%, to $81.3 million for the quarter ended September 30, 2022 from $89.4 million for the quarter ended September 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $202,000, or 30.7%, to $859,000 for the quarter ended September 30, 2022 from $657,000 for the quarter ended September 30, 2021. The increase resulted primarily from increases in interest income on investment securities and mortgage-backed securities of $101,000 and $100,000, respectively, partly offset by a $42,000 decrease in interest on loans. The decrease in interest income on loans resulted primarily from a decrease of $11.4 million in average balances partly offset by an increase of 128 basis points in the yield from 4.39% to 5.67%.

Interest and dividend income on investment securities increased $101,000 primarily due to a $6.8 million increase in average balances to $22.9 million for the quarter ended September 30, 2022 from $16.1 million for the quarter ended September 30, 2021, as well as a 126 basis point increase in yield from 1.62% to 2.88%. Interest income on mortgage backed securities increased $100,000 primarily due to a 225 basis point increase in yield to 4.60% for the quarter ended September 30, 2022 from 2.35% for the quarter ended September 30, 2021, partly offset by a $5.7 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $43,000 to $49,000 for the three months ended September 30, 2022 from $5,000 for the three months ended September 30, 2021. This increase was mainly due to a 186 basis point increase in yield from 0.32% for the 2021 quarter to 2.18% for the 2022 quarter as well as an increase of $2.2 million in average balances.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB decreased $34,000, or 40.2%, to $50,000 for the quarter ended September 30, 2022 from $84,000 for the quarter ended September 30, 2021. The decrease was primarily due to a decrease of $27,000 in interest expense on deposits and a $6,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the quarter ended September 30, 2022 decreased 16 basis point to 0.28% compared to 0.44% for the quarter ended September 30, 2021. Average interest-bearing liabilities decreased $3.8 million, or 5.1%, to $71.6 million for the quarter ended September 30, 2022 from $75.5 million for the quarter ended September 30, 2021. The average balance of savings and NOW deposits increased $4.1 million and $818,000, respectively, partly offset by a decrease in average balances of certificates of deposit and money market balances of $7.5 million and $187,000, respectively. The average balance of FHLB advances decreased $1.1 million for the quarter ended September 30, 2022 to $0 from $1.1 million for the quarter ended September 30, 2021.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended September 30, 2022 we recorded a $7,000 provision compared to a $9,000 provision for the quarter ended September 30, 2021. As a result of the acquisition, the allowance for loan losses was replaced with a credit mark with a balance of $865,000. The present allowance for loan losses was $10,000 at September 30, 2022 compared to $364,000 at December 31, 2021. There were no charge-offs and $1,000 in recoveries for the quarter ended September 30, 2022 compared to $27,000 in charge-offs and $1,000 in recoveries for the three months ended September 30, 2021. (See Note 6 “Loans” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income increased $3,000 or 9.7% to $39,000 for the quarter ended September 30, 2022 compared to $36,000 for the quarter ended September 30, 2021, primarily to increases in fees and service charges.

Non-interest Expense. Non-interest expense decreased $159,000, or 16.1%, to $832,000 for the quarter ended September 30, 2022 from $991,000 for the quarter ended September 30, 2021. The decrease was primarily due to lower merger related expenses, partly offset by increases in compensation and benefits, professional fees, occupancy expense and amortization of core deposit intangibles. Merger-related expenses decreased $389,000 because the merger was completed during the second quarter 2022 and no significant expense was incurred in the third quarter. Compensation and benefits expense increased $122,000 or 43,0% primarily related to additional staffing levels. Professional fees increased $36,000, or 40.5% due to higher legal expenses incurred during the months following the acquisition. Data processing service fees increased $24,000 or 30.4% primarily due to higher costs related to technology and new product initiatives. Amortization of core deposit intangible increased $35,000 as a result of recording a $1.4 million intangible related to the acquisition. See Note 2 (Business Combination) included Item 1 (Financial Statements) in Part I (Financial Information) of this Quarterly Report on Form 10-Q.

Income Tax Expense. We recorded a $1,000 income tax expense for the quarter ended September 30, 2022 compared to a $9,000 income tax benefit for the quarter ended September 30, 2021. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Comparison of Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

General. We recorded a net loss of $1.5 million for the nine months ended September 30, 2022 compared to net loss of $1.2 million for the nine months ended September 30, 2021. The increase in net loss resulted primarily from $1.1 million of restructuring costs, net of tax, associated with the Company’s acquisition offset in part by an increase in net interest income.

Net Interest Income. Net interest income increased $266,000 to $1.9 million for the nine months ended September 30, 2022 compared to $1.7 million for the nine months ended September 30, 2021, primarily due to an increase in interest income and a decrease in interest expense. Interest and dividend income increased $149,000, or 7.6%, to $2.1 million for the nine months ended September 30, 2022 from $2.0 million for the nine months ended September 30, 2021. Interest expense decreased $117,000, or 41.8%, to $163,000 for the nine months ended September 30, 2022 compared to $280,000 for the same period in 2021.

Interest income on loans decreased $225,000, or 17.8%. The decrease in interest income on loans was primarily due to lower average balances, partly offset by an increase in loan yields. Average loan balances decreased $10.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The yield on the loan portfolio increased 60 basis points to 4.97% for the nine months ended September 30, 2022 from 4.37% for the nine months ended September 30, 2021. Interest income on investment securities increased $139,000 or 69.9% primarily due to higher average balances and higher yields. The average balance of investment securities increased $5.9 million for the nine months ended September 30, 2022 compared to the same period in 2021, while the average yield increased 41 basis point to 1.94% for the nine months ended September 30, 2022 from 1.53% for the nine months ended September 30, 2021. Interest on mortgage-backed securities increased $191,000, or 39.7%, period to period. The average yield on mortgage-backed securities increased 132 basis points to 3.50% for the nine months ended September 30, 2022, while average balances decreased $3.8 million.

Our net interest rate spread increased 73 basis points to 3.10% for the nine months ended September 30, 2022 from 2.37% for the nine months ended September 30, 2021, and our net interest margin increased 68 basis points to 3.13% for the 2022 period from 2.45% for the 2021 period. Average interest-earning assets decreased $8.8 million to $82.9 million for the nine months ended September 30, 2022 from $91.7 million for the nine months ended September 30, 2021.

Interest and Dividend Income. Interest and dividend income increased $149,000, or 7.6% to $2.1 million for the nine months ended September 30, 2022 from $2.0 million for the nine months ended September 30, 2021. The increase resulted primarily from a $191,000, or 39.7% increase in interest income on mortgage-backed securities and a $139,000, or 69.9% increase in interest income on investment securities, partly offset by a $225,000, or 17.8% decrease in interest income on loans.

Interest income on loans decreased $225,000, or 17.8%, to $1.0 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021. The decrease resulted primarily from a decrease of $10.7 million in average balances, partly offset by an increase of 60 basis points in yield from 4.37% for the nine months ended September 30, 2021 to 4.97% for the nine months ended September 30, 2022.

Interest and dividend income on investment securities increased $139,000 primarily due to a $5.9 million increase in average balances to $23.3 million for the nine months ended September 30, 2022 from $17.4 million for the nine months ended September 30, 2021, as well as an increase in yield of 41 basis points to 1.94% for the 2022 period from 1.53% for the 2021 period. Interest income on mortgage-backed securities increased $191,000 primarily due to a 132 basis point increase in yield to 3.50% for the nine month period ended September 30, 2022 from 2.18% for the nine month period ended September 30, 2021 partly offset by a $3.8 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $44,000 to $61,000 for the nine months ended September 30, 2022 from $16,000 for the nine months ended September 30, 2021. This increase was mainly due to a 98 basis point increase in yield to 1.33% for the 2022 period from 0.35% for the 2021 period partly offset by a decrease in average balances of $98,000.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB decreased $117,000, or 41.8%, to $163,000 for the nine months ended September 30, 2022 from $280,000 for the nine months ended September 30, 2021. The decrease was primarily due to a decrease of $102,000 in interest expense on deposits and an $15,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the nine months ended September 30, 2022 decreased 18 basis points to 0.30% compared to 0.48% for the nine months ended September 30, 2021. Average interest-bearing liabilities decreased $4.4 million, or 5.7% to $73.0 million for the nine months ended September 30, 2022 from $77.4 million for the nine months ended September 30, 2021. The average balance of savings and NOW increased $2.8 million and $867,000, respectively. The average balances of certificates of deposit and money market decreased $5.5 million and $349,000, respectively. The average balance of FHLB advances decreased $640,000 to $578,000 for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021, while the average balance of advances from the FRB decreased $1.6 million to $0 for the 2022 period from $1.6 million the for 2021 period.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the nine months ended September 30, 2022 we recorded a $22,000 provision compared to a $75,000 provision for the nine months ended September 30, 2021. As a result of the acquisition, the allowance for loan losses was replaced with a credit mark with a remaining balance of $865,000. The present allowance for loan losses was $10,000 at September 30, 2022 compared to $364,000 at December 31, 2021. There were $30,000 in charge-offs and $1,000 in recoveries for the nine months ended September 30, 2022 compared to $97,000 in charge-offs and $9,000 in recoveries for the nine months ended September 30, 2021. (See Note 6 “Loans” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income increased $4,000 or 4.2 % to $107,000 for the nine months ended September 30, 2022 from $103,000 for the nine month period ended September 30, 2021. The increase was primarily due to an increase in fees and service charges as well as an increase in income on Bank Owned Life Insurance.

Non-interest Expense. Non-interest expense increased $950,000, or 32.7%, to $3.9 million for the nine months ended September 30, 2022 from $2.9 million for the nine months ended September 30, 2021. The increase was primarily due to increases in compensation and benefits, professional fees, occupancy expense and amortization of core deposit intangibles partly offset by a decrease in merger-related expenses. Compensation and benefits expense increased $1.5 million or 173.7% primarily related to change in control payments recorded in the acquisition. Professional fees increased $121,000, or 46.2% primarily due to higher legal expenses incurred during the first few months following the acquisition. Data processing service fees increased $35,000 or 14.7% primarily due to higher costs related to technology and new product initiatives. Amortization of core deposit intangible increased $47,000 as a result of recording a $1.4 million intangible related to the acquisition. Other expenses increased $102,000, or 65.0%, primarily due to a tail insurance policy purchased in connection with the acquisition. See Note 2 (Business Combination) included Item 1 (Financial Statements) in Part I (Financial Information) of this Quarterly Report on Form 10-Q.

Income Tax Expense. We recorded a $338,000 income tax benefit for the nine months ended September 30, 2022 compared to a $21,000 income tax benefit for the nine months ended September 30, 2021. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Office and President

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President and Chief Financial Officer

