Form 10-K
period 2022-12-31
VECTA INC.
filed 2023-03-31
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2022.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55005

VECTA INC.

(Exact name of registrant as specified in its charter)

Maryland	46-3001280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One World Trade Center, Suite 8500, New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

212-280-1000

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
(Not Applicable)

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of March 29, 2023, there were 15,930,976 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Items 10, 11, 12, 13 and 14 is incorporated by reference into Part III hereof from portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Shareholders.

(1) Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

PART I

ITEM 1. Business

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Reort”) contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business, including the speed and predictability of changes in these risks;

●	our ability to retain deposits and attract new deposits and loans and the composition and terms of such deposits and loans;

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;

●	increased competition among depository and other financial institutions;

●	economic and/or policy changes related to the COVID-19 pandemic;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the U.S. and abroad;

●	natural disasters, earthquakes, fires, and severe weather;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report and other reports filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

General

Vecta Inc.

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta,” “Vecta, Inc.,”or the “Company”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, (“Sunnyside Federal” or the “Bank”) a federally-chartered savings and loan association and the wholly-owned subsidiary of Vecta Inc. upon consummation of Sunnyside Federal’s mutual to stock conversion. The Bank conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside, Vecta Inc. has not engaged in any material business.

As further disclosed in Note 2 (Business Combination) to the consolidated financial statements included in Item 8 of this Annual Report, on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc., pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s December 31, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, the Board of Directors of Vecta Inc. authorized and approved a 15-for-1 stock dividend to the existing shareholders of Vecta Inc. The 15-for-1 stock dividend was consummated on July 18, 2022.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of December 31, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. also amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

At December 31, 2022, Vecta Inc. had consolidated assets of $91.9 million, liabilities of $75.6 million and equity of $16.3 million. For the seven months ended December 31, 2022, the Company recorded a net loss of $203,000.

Vecta Inc. is a registered savings and loan holding company and is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. Vecta Inc.’s executive and administrative office is located at One World Trade Center Suite 8500 New York, NY 10007, and our telephone number at this address is (212) 280-1000. Our website address is www.vecta.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, that have been filed with the SEC. Information on our website or in any websites linked by our website should not be considered a part of this Annual Report.

Sunnyside Federal Savings and Loan Association of Irvington

Sunnyside Federal is a federal savings association that was founded in 1930. In July 2013, we completed our mutual to stock conversion thereby becoming a stock savings association and becoming the wholly owned subsidiary of Vecta Inc. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York which is located in Westchester County, New York approximately 25 miles north of New York City. We consider our deposit market area to be the Westchester County, New York towns of Irvington, Tarrytown, Sleepy Hollow, Hastings, Dobbs Ferry and Ardsley-on-Hudson, and consider our lending area to be primarily Westchester, Putnam and Rockland Counties, New York.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial and multi-family real estate loans, one- to four-family residential real estate loans, Small Business Administration (“SBA”) loans, and to a limited extent, commercial loans, home equity lines of credit, student loans and other loans (consisting primarily of loans secured by deposits and marketable securities). At December 31, 2022, $16.4 million, or 55.2% of our total loan portfolio, was comprised of commercial real estate and multi-family mortgage loans, $9.7 million, or 32.5% of our total loan portfolio was comprised of owner-occupied, one- to four-family residential real estate loans, $2.4 million, or 7.8% of our total loan portfolio, was comprised of student loans, $1.3 million, or 4.5% of our total loan portfolio, was comprised of commercial, home equity and passbook loans.

We also invest in securities, which consist primarily of U.S. government agency obligations and mortgage-backed securities and to a lesser extent, securities of states, counties and political subdivisions.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We can also borrow from the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank (“FRB”) of New York. There were no borrowings outstanding at December 31, 2022.

Our current business strategy includes diversifying our loan portfolio to increase our jumbo residential and non-residential lending, including commercial and multi-family real estate lending, construction and commercial lending and increasing our non-interest income, as ways to improve our profitability in future periods.

Sunnyside Federal is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). Our executive and administrative office is located at 56 Main Street, Irvington, New York 10533, and our telephone number at this address is (914) 591-8000. Our website address is www.sunnysidefederal.com. Information on our website or in any websites linked by our website should not be considered a part of this Annual Report.

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

At December 31, 2022, $9.7 million, or 32.5%, of our total loan portfolio was comprised of owner-occupied, one-to four family residential real estate loans. Accordingly, a downturn in the residential real estate market in Westchester, Putnam, or Rockland Counties could significantly affect our results of operations.

Westchester County is primarily a suburban community and is the second wealthiest county in the State of New York. Some key statistics, according to the US Census Bureau, on Westchester County for the period of 2017 through 2021 are provided below:

●	The homeownership rate in Westchester County was 61.6%, compared to 54.4% in the State of New York;

●	The median home value in Westchester County was $559,900, compared to $340,600 in the State of New York;

●	The median household income in Westchester County was $105,387 compared to $75,157 in the State of New York;

●	Approximately 50.6% of the population of Westchester County held a bachelor’s degree or higher, compared to 38.1% in the State of New York; and

●	Approximately 9.4% of the population of Westchester County had incomes below poverty level, compared to 13.9% in the State of New York.

Sunnyside Federal also makes loans on a regular basis to residents of Putnam and Rockland Counties, New York. Below are some key statistics, according to the US Census Bureau, on the economic outlook of Putnam and Rockland Counties for the period of 2017 through 2021:

●	The homeownership rate in Putnam County and Rockland County was 83.3% and 68.1%, respectively, compared to 54.4% in the State of New York;

●	The median home value in Putnam County and Rockland County was $377,800 and $465,200, respectively, compared to $340,600 in the State of New York;

●	The median household income in Putnam County and Rockland County was $111,617 and $99,707, respectively, compared to $75,157 in the State of New York;

●	Approximately 41.5% and 42.0% of the population of Putnam County and Rockland County, respectively, held a bachelor’s degree or higher, compared to 38.1% in the State of New York; and

●	Approximately 6.6% and 15.2% of the population of Putnam County and Rockland County, respectively, had incomes below poverty level, compared to 13.9% in the State of New York.

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

We are a small community savings institution and as of June 30, 2022 (the latest date for which information is available), our market share was 0.03% of total FDIC-insured deposits in Westchester, making us the 28th largest out of 32 financial institutions in Westchester County based upon deposit share as of that date.

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area, and at December 31, 2022, $9.7 million, or 32.5%, of our total loan portfolio was comprised of one- to four-family residential real estate loans. We also offer commercial real estate and multi-family real estate loans, which we retain in our portfolio, including non-owner occupied one - to four-family residential real estate loans. At December 31, 2022, $16.4 million, or 55.2% of our total loan portfolio was comprised of commercial and multi-family real estate loans. We intend to grow our commercial and multi-family real estate loan portfolio, subject to favorable market conditions.

We also offer commercial loans that are not real estate secured, home equity lines of credit and other loans. At December 31, 2022, $3.7 million, or 12.3%, of our total loan portfolio was comprised of commercial loans, home equity and other loans. We have, on occasion, purchased loans, including commercial real estate, one- to four-family residential real estate loans and student loans, and at December 31, 2022 purchased loans accounted for $3.0 million of our total loan portfolio. We will opportunistically seek to purchase whole or participations in one- to four-family residential real estate loans and commercial and multi-family real estate loans in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	December 31,
	2022
	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$9,676	32.5%
Commercial and multi-family residential	16,438	55.2%
Home equity lines of credit	170	0.6%
Student loans	2,337	7.8%
Commercial and other loans	1,171	3.9%
Total loans receivable	29,792	100.0%
Less:
Deferred loan fees (costs and premiums)	2
Allowance for loan losses	79
Purchase accounting credit mark	774
Purchase accounting discount	374

Total loans receivable, net	$28,563

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2022. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One-to-four	Commercial and multi-
	family	family	Home
	residential	residential	Equity
	real estate	real estate	lines of	Student	Other
	loans	loans	credit	Loans	loans	Total
Due During the Years Ending December 31,
2023	$-	$1,542,677	$-	$-	$500,000	$2,042,677
2024	-	1,761,342	-	34,729	5,790	1,801,861
2025	107,510	610,152	-	3,002	148,820	869,484
2026 to 2027	176,432	3,797,689	-	385,003	223,879	4,583,003
2028 to 2032	1,495,004	6,164,092	-	2,646	-	7,661,742
2033 to 2037	2,421,727	175,441	170,468	227,125	-	2,994,761
2038 and beyond	5,475,416	2,387,043	-	1,684,955	291,510	9,838,924
	$9,676,089	$16,438,436	$170,468	$2,337,460	$1,169,999	$29,792,452

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2022, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2023.

	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$7,979	$1,697	$9,676
Commercial and multi-family residential	7,292	7,604	14,896
Home equity lines of credit	-	170	170
Student Loans	408	1,930	2,338
Other loans	155	515	670
Total loans	$15,834	$11,916	$27,750

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination and retention in our portfolio of one- to four-family residential real estate loans. At December 31, 2022, $9.7 million, or 32.5% of our total loan portfolio, consisted of one- to four-family residential real estate loans.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2022, 82.5% of our one- to four-family residential real estate loans were fixed-rate loans, and 17.5% were adjustable-rate loans.

Because we have not historically sold any of the one- to four-family residential real estate loans that we have originated, we have not originated these loans in conformance with either Fannie Mae or Freddie Mac underwriting guidelines. We may consider selling certain newly originated, longer-term (15 years or greater), one- to four-family residential real estate loans, in an effort to generate fee income and manage interest rate risk. It is expected that these loans will be underwritten according to Freddie Mac guidelines, and we will refer to loans that conform to such guidelines as “conforming loans.” We could originate both fixed- and adjustable-rate mortgage loans conforming to Fannie Mae guidelines in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of January 1, 2023 was generally $726,200 for single-family homes in our market area. We may also originate loans above the lending limit for conforming loans, which we will refer to as “jumbo loans.”

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial and multi-family real estate loans. At December 31, 2022, we had $16.4 million in commercial and multi-family real estate loans, representing 55.2% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we will continue to increase our emphasis on originations and purchases of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is 15% of Sunnyside Federal’s unimpaired capital, which limit was $1.7 million at December 31, 2022. We generally target commercial and multi-family real estate loans with balances of up to the lesser of $1.5 million or our legal lending limit. At December 31, 2022, our average commercial real estate and multi-family loan had a balance of $567,000. At that same date, our largest commercial real estate relationship totaled $1.7 million and was performing in accordance with its repayment terms.

Student Loans. We underwrite and purchase private student loans setting maximum debt-to-income ratios, minimum income and minimum FICO scores. The underwritten loans are typically variable rate loans for students who are pursuing undergraduate or post-undergraduate studies. These loans totaled $2.3 million at December 31, 2022 and have repayment terms up to 20 years. Our purchased portfolio is generally for consolidation student loans with repayment terms that do not exceed 10 years. These loans totaled $408,000 at December 31, 2022. At December 31, 2022, student loans totaled $2.3 million and represented 7.8% of our loan portfolio.

Management believes that offering student loans and other loan products helps expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Student loans and other loans generally have greater risk compared to longer-term loans secured by one- to four-family residential real estate loans.

Commercial Loans and Other. To a lesser extent, we offer commercial loans that are not real estate secured as well as passbook loans. At December 31, 2022, commercial and other loans totaled $1.2 million, or 3.9% of our loan portfolio.

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

At December 31, 2022, our home equity lines of credit totaled $170,000 and were performing in accordance with their repayment terms.

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

We have, on occasion, purchased commercial real estate and one- to four-family residential real estate loans, and in recent years, student loans. At December 31, 2022, these types of purchased loans accounted for $3.0 million of our total loan portfolio. We will opportunistically seek to purchase loans in the future including whole or participations in one to four-family residential real estate loans, commercial and multi-family real estate loans and student loans.

The following table shows our loan origination, purchases and repayment activities for the seven months ended December 31, 2022.

Seven Months
Ended
December 31,
2022
(In thousands)

Total loans at beginning of period	$27,986
Loans originated:
Real estate loans:
One-to four-family residential	516
Commercial and multi-family	3,405
Home equity lines of credit	-
Total real estate loans	3,921

Student loans	-
Other	225
Total loans originated	$4,146

Loans Purchased:
One-to four-family residential	-
Commercial and multi-family	-
Student loans	-
Total Loans Purchased	$-

Loans Sold:
Commercial and multi-family	-
Other	-
Total Loans Sold	$-
Deduct:
Principal repayments	$2,340
Net loan activity	$1,806
Total loans at end of year	$29,792

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Sunnyside Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2022, our largest credit relationship totaled $1.7 million and was secured by commercial real estate. At December 31, 2022, this relationship was performing in accordance with its repayment terms. Our second largest relationship at this date was a $1.5 million loan secured by commercial real estate that was performing in accordance with its repayment terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	Loans Delinquent for
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2022
Real estate loans:
One to four-family residential	-	$-	-	$-	-	$-
Commercial and multi-family	-	-	1	234	1	234
Home equity lines of credit	-	-	-	-	-	-
Student	5	172	-	-	5	172
Commercial and other loans	-	-	-	-	-	-
Total	5	$172	1	$234	6	$406

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

At December 31,
2022
(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	$-
Commercial and multi-family	234
Home equity lines of credit	-
Student loans	69
Other	-
Total	$303

Accruing loans 90 days or more past due
Real estate loans:
One-to four-family residential	$-
Commercial and multi-family	-
Home equity lines of credit	-
Student loans	-
Other	-
Total loans 90 days or more past due	$-

Total non-performing loans	$303

Real estate owned	-
Other non-performing assets	-
Total non-performing assets	$303

Troubled debt restructurings:
Real estate loans:
One-to four family residential	$-
Commercial and multi-family	-
Home equity lines of credit	-
Other	-
Total	$-

Ratios:
Total non-performing loans to total loans	1.02%
Total non-performing loans to total assets	0.33%
Total non-performing assets to total assets	0.33%

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

The following table sets forth information regarding classified assets and special mention assets at December 31, 2022.

At December 31,
2022
(In thousands)

Classification of Assets
Substandard	$1,243
Doubtful	-
Loss	-

Total Classified Asstes	$1,243
Special Mention	$904

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2022, we had no potential problem loans that are not accounted for above under “Classified Assets.” Please see “Non-Performing Assets” above for a discussion of our special mention loans at December 31, 2022.

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

For the seven months ended December 31, 2022, we recorded a provision of $69,000. As a result of the Merger, we recorded a credit mark of $895,000, of which, $774,000 is remaining at December 31, 2022. The allowance for loan losses was $79,000 at December 31, 2022. The combined credit mark and allowance for loan losses totaled $853,000 at December 31, 2022 and represented 2.86% of gross loans outstanding. The level of our allowance reflects management’s view of the risks inherent in the loan portfolio. Consistent with our business strategy, we intend to increase our originations of commercial and multi-family real estate and commercial loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

Effective January 1, 2023, we will adopt the CECL standard for determining the amount of our allowance for credit losses, which could increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

The following table sets forth the analysis of the activity in the allowance for loan losses and credit mark for the period indicated:

	For the seven months ended
	December 31, 2022
	(In thousands)

		Purchase
	Allowance for	Accounting
	Loan Losses	Credit Mark

Balance at beginning of period	$-	$895

Charge-offs:
Real estate loans:
One-to four-family residential	-
Commercial and multi-family	-
Home equity lines of credit	-
Student Loans	-	68
Other loans	-	-
Total charge-offs	-	68

Recoveries:
Real estate loans:
One-to four-family residential	-	-
Commercial and multi-family	-	-
Home equity lines of credit	-	-
Student Loans	10	-
Other loans	-	-
Total recoveries	10	-

Net Charge-offs	(10)	68
Provision for loan losses	69	-
Amortization of credit mark	-	53
Balance at end of year	$79	$774

Ratios:
Net charge-offs to average loans outstanding	0.21%

Allowance for loan losses plus credit mark to non-accrual loans at the end of year	281.52%

Allowance for loan losses plus credit mark to non-performing loans at end of year	281.52%

Allowance for loan losses plus credit mark to total loans at end of year	2.86%

Allocation of Allowance for Loan Losses. The following tables set forth the allocation of allowance for loan losses and the credit mark by loan category at the dates indicated. The table also reflects each loan category as a percentage of total loans receivable. These allocations are not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category. We did not have an unallocated allowance as of the dates presented.

	At December 31,
	2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Real estate loans:
One-to four-family residential	0	0.0%	32.5%
Commercial and multi-family residential	56	70.9%	55.2%
Home equity lines of credit	0	0.0%	0.6%
Student loans	23	29.1%	7.8%
Other loans	0	0.0%	3.9%
Total allowance for loan losses	79	100.0%	100.0%

	At December 31,
	2022
	Amount	Percent of Credit Mark to Total Credit Mark	Percent of Loans in Category to Total Loans

Real estate loans:
One-to four-family residential	97	12.5%	32.5%
Commercial and multi-family residential	290	37.5%	55.2%
Home equity lines of credit	0	0.0%	0.6%
Student loans	378	48.8%	7.8%
Other loans	9	1.2%	3.9%
Total allowance for loan losses	774	100.0%	100.0%

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

Our investment committee, consisting of our Chief Executive Officer, our President and our Chief Financial Officer is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Our Chief Executive Officer, our President and our Chief Financial Officer are each authorized to execute purchases or sales of securities of up to $2.0 million. The Board of Directors regularly reviews our investment strategies and the market value of our investment portfolio.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential and commercial mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2022, our investment portfolio consisted of securities, mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises, commercial mortgage-backed securities not issued by the U.S. Government agencies and state and political subdivisions as well as insured bank certificates of deposit. Additionally, as a member of the FHLB, we are required to purchase stock in the FHLB and at December 31, 2022, we owned $54,100 in FHLB stock.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the FHLB and in the Atlantic Community Bankers Bank) at the dates indicated.

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,226	$-	$6,720	$343,506
Mortgage-backed securities	65,379	-	2,320	63,059

	$415,605	$-	$9,040	$406,565

Securities available for sale:
U.S. government and agency obligations	$12,862,316	$-	$1,193,169	$11,669,147
Mortgage-backed securities	22,866,886	239	801,235	22,065,890

	$35,729,202	$239	$1,994,404	$33,735,037

The following table sets forth the amortized cost and fair value of our insured bank certificates of deposit at the dates indicated.

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)

Certificates of Deposit	$250	$250
Maturing in after 1 to 5 years	$250	$250

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Securities held to maturity:
State, county and municipal securities	$-	-%	$-	-%	$-	-%	$350	3.10%	$350	$344	3.10%
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$65	1.80%	$65	$63	1.80%
Total securities held to maturity	$-	-%	$-	-%	$-	-%	$415	2.90%	$415	$407	2.90%

Securities available for sale:
US government and agency securities	$-	-%	$1,931	2.62%	$5,231	3.49%	$5,700	3.84%	$12,862	$11,669	3.52%
Mortgage-backed securities	$2,598	6.40%	$7,023	7.96%	$1,631	3.02%	$11,616	3.26%	$22,868	$22,066	5.04%
Total securities available for sale	$2,598	6.40%	$8,954	6.80%	$6,862	3.38%	$17,316	3.46%	$35,730	$33,735	4.49%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We can also borrow from the FHLB to fund our operations and we had no borrowings at December 31, 2022.

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

Based on our experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2022, $20.7 million, or 27.7% of our total deposit accounts were certificates of deposit, of which $15.7 million had maturities of one year or less.

The following table sets forth the distribution of our average deposit accounts for the seven months ended December 31, 2022.

	2022
			Weighted
	Average		Average
	Balance	Percent	Rate

Deposit Type
Non-interest-bearing checking	$7,724	9.9%	-%
NOW	13,997	17.9%	0.05%
Savings	30,965	39.6%	0.20%
Money Market	2,547	3.3%	0.10%
Certificates of Deposits	22,920	29.3%	1.08%
	$78,153	100.0%	0.39%

Uninsured deposits are the portion of deposit accounts that exceed the FDIC insurance limit. Total uninsured deposits were $7.5 million at December 31, 2022.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

At December 31,
2022
(In thousands)
Interest Rate:
Less than 2.00%	$17,021
2.00% to 2.99%	2,928
3.00% and above	707

Total	$20,656

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2022
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total

	(In thousands)
Interest Rate Range:
Less than 2.00%	$14,154	$2,510	$143	$214	$17,021	82.4%
2.00% to 2.99%	1,554	1,164	2	208	2,928	14.2%
3.00% to 3.99%	-	697	-	10	707	3.4%
Total	$15,708	$4,371	$145	$432	$20,656	100%

As of December 31, 2022, the aggregate amount of outstanding certificates of deposit at Sunnyside Federal that exceeded the FDIC insurance limit was $1.1 million. At December 31, 2022, the scheduled maturity of time deposit uninsured balances was as follows:

Period to Maturity	At December 31, 2022
(In thousands)

Three months or less	$280
Over three through six months	21
Over six months through one year	560
Over one year	289

Total	$1,150

Borrowings: As a member of the FHLB, Sunnyside Federal is eligible to obtain advances from the FHLB by pledging investment securities as collateral or mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

The following table presents our outstanding balances and interest rates on these advances:

For the seven months ended
December 31, 2022
(In thousands)

Balance at end of period	$-
Average balance during period	$92
Maximum outstanding at any month end	$849
Interest rate at end of period	N/A
Average interest rate during period	2.20%

Expense and Tax Allocation

Sunnyside Federal has entered into an agreement with Vecta Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Sunnyside Federal and Vecta Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Human Capital

As of December 31, 2022, we had 15 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As a federal savings association, Sunnyside Federal is subject to examination and regulation by the OCC”, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Sunnyside Federal may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

Sunnyside Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System(the “Federal Reserve Board”), which governs the reserves to be maintained against deposits and other matters. In addition, Sunnyside Federal is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Sunnyside Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Sunnyside Federal’s loan documents.

As a savings and loan holding company, Vecta Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Vecta Inc. is also subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Sunnyside Federal and Vecta Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Sunnyside Federal and Vecta Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Vecta Inc., Sunnyside Federal and their operations.

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

At December 31, 2022, Sunnyside Federal’s capital exceeded all applicable requirements.

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

At December 31, 2022, Sunnyside Federal met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, Sunnyside Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2022, Sunnyside Federal satisfied the QTL test.

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

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Sunnyside Federal. Vecta Inc. is an affiliate of Sunnyside Federal because of its control of Sunnyside Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

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

Federal Home Loan Bank System. Sunnyside Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of New York, Sunnyside Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2022, Sunnyside Federal was in compliance with this requirement.

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

Holding Company Regulation

General. Vecta Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Vecta Inc. is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Vecta Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. The business activities of Vecta Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Vecta Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Dividends. Sunnyside Federal is required to notify the Federal Reserve Board thirty days before declaring any dividend to Vecta Inc. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the regulator and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition. Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Vecta Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Federal Securities Laws

Vecta Inc.’s common stock is registered with the SEC under the Exchange Act. Vecta Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

TAXATION

Federal Taxation

General. Vecta Inc. and Sunnyside Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Vecta Inc. and Sunnyside Federal.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2022, we had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Prior to 2020, a corporation could carry forward net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017 indefinitely and could offset up to 80% of taxable income. NOLs generated in taxable years beginning before 2018 could be carried forward 20 years. The New York NOL carryforward period is 20 years. At December 31, 2022, Sunnyside Federal had $5.1 million of federal NOL carry-forwards and $7.4 million of New York State NOL carry-forwards available for future use. As a result of the merger as discussed in Note 1 to the financial statements usage of the federal NOL and $6,000,000 of the New York State NOL is limited in accordance with Internal Revenue Code Section 382 to $379,000 annually on a cumulative basis. (Portions of the $379,000 not used in a particular tax year may be added to subsequent usage.)

The Company recorded a valuation allowance on its entire federal deferred tax asset as of December 31, 2022. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

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

New York State Taxation

Vecta Inc. and Sunnyside Federal report their combined income on a calendar year basis to New York State. New York State franchise tax on corporations with income under $5.0 million is imposed in an amount equal to the greater of: (i) 6.50% of “entire net income” allocable to New York State; (ii) 0.1875% of the capital base; or (iii) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

In addition, the companies are subject to a Metropolitan Transportation Business Tax surcharge equal to 30.0% of New York franchise tax, as calculated with certain adjustments.

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company is that thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

The Company recorded a valuation allowance on its entire New York deferred tax asset as of December 31, 2022. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

Sunnyside Federal’s state income tax returns have not been audited in the most recent five-year period.

Availability of Annual Report on Form 10-K

This Annual Report is available by written request to: Vecta Inc, One World Trade Center, Suite 8500, New York, NY 10007, Attention: Corporate Secretary.

ITEM 1A. Risk Factors

This Item 1A - Risk Factors is omitted as it is not required for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from our office located at 56 Main Street, Irvington, New York 10533. The aggregate net book value of our premises was $5.4 million at December 31, 2022.

ITEM 3. Legal Proceedings

At December 31, 2022, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividend Information. Our common stock was quoted on the OTC Pink Marketplace under the symbol “SNNY.” In connection with the Merger, on June 1, 2022, our common stock ceased being quoted on the OTC Pink Marketplace and Vecta Inc. became a wholly-owned subsidiary of Vecta Partners LLC. Accordingly, as of March 31, 2023, all shares of Vecta Inc.’s common stock are owned by Vecta Partners LLC.

The following table presents high and low bid prices for shares of Vecta Inc.’s common stock for the years ended December 31, 2022 and 2021, based upon information derived from [www.otcmarkets.com]/[OTC Pink Marketplace]. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2022	High Sale		Low Sale
Quarter ended December 31	●	N/A	●	N/A
Quarter ended September 30	●	N/A	●	N/A
Quarter ended June 30	●	20.20	●	19.15
Quarter ended March 31	●	20.08	●	19.90

2021	High Sale		Low Sale
Quarter ended December 31	●	$21.00	●	$19.91
Quarter ended September 30	●	$21.50	●	$17.85
Quarter ended June 30	●	$18.40	●	$14.72
Quarter ended March 31	●	$15.00	●	$12.30

(1)	In connection with the Merger, on June 1, 2022, Vecta Inc.’s common stock ceased being quoted on the OTC Pink Marketplace. Therefore, high and low bid prices for Vecta Inc.’s common stock for the quarter ended December 31, 2022 and September 30, 2022 is not available.

(2)	[The high and low bid prices for Vecta Inc.’s common stock for the quarter ended June 30, 2022 were calculated based on information available on the OTC Pink Marketplace prior to the Closing Date of the Merger.]

Vecta Inc. does not currently pay cash dividends on its common stock. Dividend payments by Vecta Inc. are dependent, in part, on dividends it receives from Sunnyside Federal, because Vecta Inc. has no source of income other than dividends from Sunnyside Federal and interest payments with respect to our loan to the Employee Stock Ownership Plan.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

Set forth below is information as of December 31, 2022 with respect to compensation plans under which Company equity securities are authorized for issuance. As disclosed previously, the Company’s Employee Stock Ownership Plan was terminated during 2022 in connection with the consummation of the Merger. Equity compensation plans approved by stockholders consist of the Vecta Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan’’) which was approved by stockholders on September 16, 2014.

	Number of Securities to be issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Stockholders	0	n/a	1,389,825	(1)
Equity Compensation Plans Not Approved by Stockholders	0	n/a	0
Total	0	n/a	1,389,825

(1)	Reflects the 15 to 1 stock dividend declared June 1, 2022. The Company has not issued any stock options pursuant to the 2014 Equity Plan.

Issuer Purchases of Equity Securities. The Company had no stock repurchases of its outstanding common stock during the quarter ended December 31, 2022, and did not have an authorized stock repurchase program in place as of or during the year ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear in Item 8 of this Annual Report.

Overview

Vecta Inc. Acquisition by Vecta Partners

Vecta Inc. was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, a federally-chartered savings and loan association and the wholly-owned subsidiary of Vecta Inc. (“Sunnyside Federal” or the “Bank”), upon consummation of Sunnyside Federal’s mutual to stock conversion. The conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

As further disclosed in Note 2 (Business Combination) to the consolidated financial statements in Item 8 to this Annual Report, on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc., pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the merger consideration was approximately $15.3 million. Vecta Partners incurred approximately $6.1 million in merger related acquisition costs.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s December 31, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, the Board of Directors of Vecta Inc. authorized and approved a 15-for-1 stock dividend to the existing shareholders of Vecta Inc. The 15-for-1 stock dividend was consummated on July 18, 2022.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

Vecta Inc. has been informed by Vecta Partners, that Vecta Partners intends to divest some of his ownership in Vecta Inc. through private sales, however, Vecta Partners intends to maintain majority ownership of Vecta Inc.

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of December 31, 2022, Vecta Inc. had 15,930,976 shares of common stock outstanding and no shares of preferred stock outstanding.

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

As of the Closing Date of the Merger, Sunnyside Federal had approximately ten employees, all of whom work from Sunnyside Federal’s sole branch in Irvington, New York. Sunnyside Federal recently hired a new lending team and expects to become a preferred small business lender with the SBA in the next twelve to eighteen months. Sunnyside Federal now has eighteen full time equivalent employees.

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

Vecta Inc. and the Bank intend to provide various services to other community banks, credit unions and specialty lenders for both mortgage and small business lending. Some of these services may include the following:

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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results. Effective January 1, 2023, we will adopt the Current Expected Credit Losses (“CECL”) methodology standard for determining the amount of our allowance for credit losses, which could increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2022, 72.2% of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises.

Supplemental Information

Supplemental Financial Disclosure and Information

As described in Note 2. (Business Combination) to the consolidated financial statements, included in Item 8of this Annual Report, and discussed above in this Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), the acquisition by Vecta Partners of all of the outstanding common stock of Vecta Inc., pursuant to the Merger, was accounted for under the acquisition method of accounting. Following the Merger, Vecta Inc. remains the holding company for the Bank.

Pursuant to applicable accounting rules and guidance, as a result of the Merger, the operations of the Bank prior to the June 1, 2022 Closing Date of the Merger are not reflected in the financial statements included in Item 8 (Financial Statements) of this Annual Report. However, management has elected to provide the following supplemental financial disclosure and information to provide the reader of this Annual Report a clearer understanding of Vecta Inc.’s and the Bank’s consolidated financial performance as if the operations of Vecta Inc. and the Bank, on a consolidated basis, prior to the closing of the Merger on June 1, 2022 were included in the financial statements.

VECTA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2022	2021
Assets

Cash and cash equivalents	$13,286,059	$3,470,090
Certificates of deposit	250,000	250,000
Securities held to maturity, net; approximate fair value of $407,000 (2022) and $431,000 (2021)	415,605	417,010
Securities available for sale	33,735,037	53,411,654
Loans receivable, net	28,562,632	31,633,926
Premises and equipment, net	5,355,021	955,757
Federal Home Loan Bank of New York and other stock, at cost	139,100	196,600
Accrued interest receivable	398,389	414,295
Cash surrender value of life insurance	2,571,968	2,504,594
Goodwill	5,622,899	-
Core deposit intangible	1,323,792	-
Deferred income taxes	-	922,727
Other assets	236,353	222,643

Total assets	$91,896,855	$94,399,296

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$74,555,554	$82,854,464
Borrowings	-	1,007,716
Advances from borrowers for taxes and insurance	578,246	519,908
Other liabilities	445,644	412,947

Total liabilities	75,579,444	84,795,035

Commitments and contingencies	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 100,000,000 shares authorized and 15,930,976 shares issued	159,310	7,935
Additional paid-in capital	18,565,663	7,121,120
Unallocated common stock held by the Employee Stock Ownership Plan	-	(355,075)
Retained earnings (accumulated deficit)	(202,722)	4,337,274
Accumulated other comprehensive loss	(2,204,840)	(1,506,993)

Total stockholders’ equity	16,317,411	9,604,261

Total liabilities and stockholders’ equity	$91,896,855	$94,399,296

VECTA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Interest and dividend income:
Loans	$1,439,474	$1,662,575
Investment securities	470,227	263,106
Mortgage-backed securities	976,047	643,866
Federal funds sold and other earning assets	176,819	20,325

Total interest and dividend income	3,062,567	2,589,872

Interest expense:
Deposits	215,423	324,176
Borrowings	9,514	29,950

Total interest expense	224,937	354,126

Net interest income	2,837,630	2,235,746

Provision for loan losses	82,225	145,798

Net interest income after provision for loan losses	2,755,405	2,089,948

Non-interest income:
Fees and service charges	73,762	77,038
Income on bank owned life insurance	67,374	66,018

Total non-interest income	141,136	143,056

Non-interest expense:
Compensation and benefits	2,866,713	1,121,340
Occupancy and equipment, net	294,168	271,989
Data processing service fees	366,947	326,453
Merger related expenses	299,697	1,215,067
Professional fees	485,808	347,300
Federal deposit insurance premiums	25,965	22,613
Amortization of core deposit intangible	82,005	-
Advertising and promotion	53,346	54,182
Other	346,995	201,700

Total non-interest expense	4,821,644	3,560,644

(Loss) before income tax (benefit)	(1,925,103)	(1,327,640)

Income tax expense (benefit)	(295,233)	(33,944)

Net (loss)	$(1,629,870)	$(1,293,696)

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total assets decreased $2.5 million, or 2.7%, to $91.9 million at December 31, 2022 from $94.4 million at December 31, 2021. The decrease was primarily the result of a decrease in investment securities, loans, and deferred income taxes partly offset by increases in cash and cash equivalents, premises and equipment, goodwill, and core deposit intangible.

Securities available for sale decreased $19.7 million, or 36.8%, to $33.7 million at December 31, 2022 from $53.4 million at December 31, 2021. The decrease in securities available for sale was primarily due to maturities and pay-downs of government and mortgage-backed securities.

Net loans receivable decreased $3.1 million, or 9.7%, to $28.6 million at December 31, 2022 from $31.6 million at December 31, 2021. The decrease in loans receivable during 2022 was primarily due to a decrease of $2.4 million, or 100.0% in loans originated under the Paycheck Protection Program, a decrease of $1.5 million, or 13.1%, in residential one-to-four family loans and a $523,000, or 18.3% decrease in student loans partly offset by a $2.0 million, or 13.9% increase in commercial real estate and multi-family loans.

Cash and cash equivalents increased $9.8 million, or 282.9% to $13.3 million at December 31, 2022 compared to $3.5 million at December 31, 2021.

Maturities and principal payments of securities available for sale resulted in a decrease of $19.7 million. There were no purchases of securities in 2022 as the Company strategically avoided purchasing securities in a rising interest rate environment.

Premises and equipment increased $4.4 million, or 460.3% as a result of the Merger.

At December 31, 2022, our investment in bank-owned life insurance was $2.6 million, an increase of $67,000 or 2.7% from $2.5 million at December 31, 2021. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Goodwill and core deposit intangible increased $5.6 million and $1.3 million, respectively as a result of the merger.

Net deferred tax assets decreased $923,000, or 100.0%, to $0.00 at December 31, 2022 from $923,000 at December 31, 2021. The decrease resulted from the recording of a valuation allowance on the total deferred tax asset at the time of the merger.

Total deposits decreased $8.3 million, or 10.0%, to $74.6 million at December 31, 2022 from $82.9 million at December 31, 2021. The decrease was primarily due to lower certificates of deposit and NOW balances partly offset by higher savings balances. Certificates of deposit and NOW balances decreased $8.4 million, or 29.0% and $1.6 million, or 10.4%, respectively, while Savings deposits increased $2.5 million or 9.1%.

We had no Federal Home Loan Bank advances outstanding at December 31, 2022 compared to $1.0 million at December 31, 2021. At December 31, 2022, we had the ability to borrow approximately $27.8 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2022, we had the ability to borrow up to $2.0 million on a Fed Funds line of credit with Atlantic Community Bankers Bank.

Total equity increased $6.7 million, or 69.9%, to $16.3 million at December 31, 2022 compared to $9.6 million at December 31, 2021 primarily due to the merger as well as an additional $4.5 million capital contribution shortly after the merger was consummated.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General.

For the year ended December 31, 2022, the Company recorded a net loss of $1.6 million compared to a net loss of $1.3 million in 2021. The increase in net loss was primarily due to an increase of $1.3 million of non-interest expense mainly as a result of change in control payments related to the Company’s Merger, partly offset by a decrease in merger related expenses and an increase in net interest income.

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

Net Interest Income. Net interest income increased $602,000, or 26.9%, to $2.8 million for the year ended December 31, 2022 from $2.2 million for the year ended December 31, 2021. The increase in net interest income was primarily due to a $473,000, or 18.3% increase in interest income and a $129,000, or 36.5% reduction in interest expense.

Interest income on loans decreased $223,000, or 13.4%, primarily due to decreases in the loan balances partly offset by higher yields. Interest income on investment securities increased $207,000 or 78.7%, primarily due to higher balances and an increase in rates. Interest income on mortgage-backed securities increased $332,000 or 51.6%, primarily due to an increase in yields partly offset by lower balances. Interest income on federal funds sold and other interest-earning assets increased $156,000, or 770.0% due to higher rates and balances. The average yield on our loans increased 75 basis points, while average balances decreased $9.7 million. The average yield on our mortgage-backed securities increased 173 basis points while average balances decreased $4.4 million. The average yield on investment securities increased 76 basis points, while the average balance increased $3.2 million during 2022. Our net interest rate spread increased 100 basis points to 3.46% for the year ended December 31, 2022 from 2.46% for the year ended December 31, 2021, and our net interest margin increased 97 basis points to 3.49% for 2022 from 2.52% for 2021.

Interest and Dividend Income. Interest and dividend income increased $473,000 to $3.1 million for the year ended December 31, 2022 from $2.6 million for the year ended December 31, 2021. Interest on mortgage-backed securities, investment securities and interest on federal funds sold and other earning assets increased $332,000, or 51.6%, $207,000, or 78.7%, and $156,000, or 770.0%, respectively, but was partly offset by a decrease in loan interest income of $223,000 or 13.4% compared to 2021.

Interest income on loans decreased $223,000, or 13.4%, to $1.4 million for the year ended December 31, 2022 from $1.7 million for the year ended December 31, 2021. The decrease resulted primarily from a decrease of $9.7 million in average loan balances to $27.8 million in 2022 from $37.5 million in 2021, partly offset by a 75 basis point increase in the yield to 5.18% in 2022 from 4.43% in 2021 primarily resulting from an increase in the prime rate.

Interest income on mortgage-backed securities increased $332,000 to $976,000 primarily due to a 173 basis point increase in yield to 3.94% in 2022 from 2.21% in 2021, partly offset by a decrease of $4.4 million in average balances. Interest on investment securities increased $207,000 to $470,000 primarily due to an increase of 76 basis points in yield from 1.48% in 2021 to 2.24% in 2022 and an increase of $3.2 million in average balances. Interest and dividend income of federal funds sold and other earning assets increased $156,000 to $177,000 mainly due to a 181 basis point increase in yield from 0.47% in 2021 to 2.28% in 2022 and an increase in the average balance of $3.5 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and borrowings, decreased $129,000 to $225,000 for the year ended December 31, 2022 from $354,000 for the year ended December 31, 2021. The cost of interest-bearing deposits and borrowings decreased 15 basis points to 0.31% for 2022 compared to 0.46% for 2021, mainly reflecting a decrease in rates on certificates of deposit.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $82,000 for the year ended December 31, 2022 compared to $146,000 for the year ended December 31, 2021. The decrease was mainly due to lower provisions for the student loan portfolio. The allowance for loan losses was $79,000 at December 31, 2022 compared to $364,000 at December 31, 2021. As a result of the Company’s Merger, the allowance for loan losses was reduced to zero at June 1, 2022 and a credit mark of $895,000 was established. The balance in this credit mark was $774,000 at December 31, 2022 as a result of charge-offs and amortization.

We had $303,000 in non-performing loans at December 31, 2022 and $580,000 at December 31, 2021. During the years ended December 31, 2022 and 2021 we had loan charge-offs of $68,000 and $193,000, respectively. There were $126,000 and $10,000 of recoveries in 2022 and 2021, respectively. Effective January 1, 2023, we adopted the CECL standard for determining the amount of our allowance for credit losses, which could increase our allowance for loan and lease losses upon adoption and cause our historic allowance for loan and lease losses not to be indicative of how we will maintain our allowance for credit losses beginning January 1, 2023.

Noninterest Income. Noninterest income decreased $2,000, or 1.3% to $141,000 for the year ended December 31, 2022 from $143,000 for the year ended December 31, 2021. The decrease was primarily due to lower fees and service charges collected.

Noninterest Expense. Noninterest expense increased $1.3 million, or 35.4%, to $4.8 million for the year ended December 31, 2022 from $3.6 million for the year ended December 31, 2021. This increase was primarily due to change of control payments and professional fees as a result of the Company’s Merger as well as amortization of core deposit intangible, partly offset by a decrease in merger legal fees incurred in 2022 compared to 2021.

Compensation and benefits increased $1.7 million, or 155.7% primarily due to change of control payments made in connection with the Company’s Merger. Core deposit intangible amortization was $82,000 in 2022 compared to $0 in 2021 as a result of the Merger. Other expenses increased $145,000, or 72.0% in 2022 compared to 2021 primarily due to recording Director and Officer tail insurance as a result of the merger as well as higher cost of insurance and training expenses. Partly offsetting these expenses was a decrease in merger-related expenses of $915,000 primarily due to lower legal and investment banking expenses.

Income Tax Expense. We recorded an income tax benefit of $295,000 for the year ended December 31, 2022 based on a loss before taxes of $1.9 million. In 2021, we recorded an income tax benefit of $34,000 based on a loss before taxes of $1.3 million. The increase in tax benefit in 2022 was primarily due to non-deductible merger related expenses in 2021 partially offset by a valuation allowance against the deferred tax asset.

Analysis of Net Interest Income. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances and include non-accrual loans. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No taxable equivalent adjustments have been made.

	For the Years Ended December 31,
	2022			2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost
	(In thousands)

Interest-earning assets:
Loans:	$27,820	$1,440	5.18%	$37,546	$1,663	4.43%
Investment securities	20,945	470	2.24%	17,736	263	1.48%
Mortgage-backed securities	24,754	976	3.94%	29,196	644	2.21%
Fed funds sold and other interest-earning assets	7,755	177	2.28%	4,291	20	0.47%
Total interest-earning assets	81,274	3,063	3.77%	88,769	2,590	2.92%
Non-interest-earning assets	12,594			7,933
Total assets	$93,868			$96,702

Interest Bearing Liabilities
Transaction Accounts	$14,067	$7	0.05%	$13,496	$7	0.05%
Regular Savings	30,214	60	0.20%	27,208	49	0.18%
Money Markets	2,609	2	0.08%	2,929	3	0.10%
Certificates of Deposits	24,393	147	0.60%	30,862	265	0.86%
Advances from FHLB and FRB of NY	432	9	2.20%	2,363	30	1.27%
Total Interest Bearing Liabilities	71,715	225	0.31%	76,858	354	0.46%
Non-Interest Bearing Liabilities	9,099			9,321
Total Liabilities	80,814			86,179

Equity	13,054			10,523
Total Liabilities and Equity	$93,868			$96,702
Net Interest Income		$2,838			$2,236
Interest Rate Spread (1)			3.46%			2.46%
Net Interest-Earning Assets (2)	$9,559			$11,911
Net Interest Margin (3)		3.49%			2.52%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	113.33%			115.50%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	For the
	Years Ended December 31
	2022 vs. 2021
	Increase (Decrease) Due to
			Total
			Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(476)	$253	$(223)
Investment Securities	199	8	207
Mortgage-backed securities	(110)	442	332
Fed funds sold and other interest-earning assets	27	130	157
Total Interest Income	(360)	833	473

Interest-bearing liabilities:
NOW accounts	-	-	-
Regular savings	6	5	11
Money Market	(1)	-	(1)
Certificates of deposit	(49)	(69)	(118)
Borrowings	(35)	14	(21)
Total interest expense	(79)	(50)	(129)

Increase (decrease) in net interest income	$(281)	$883	$602

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate, one- to four-family residential real estate loans and securities, which we have funded primarily with deposits. Historically we have retained in our portfolio all of the one- to four-family residential real estate loans that we have originated. We have revised our business strategy with an increased emphasis on the origination of commercial and multi-family real estate loans, student loans and commercial loans. Such loans generally have shorter maturities than one- to four-family residential real estate loans. Additionally, subject to favorable market conditions, we will consider the sale or brokerage of certain newly originated longer-term (terms of 15 years or greater), one- to four-family residential real estate loans rather than retain all of such loans in portfolio as we have done in the past. Additionally, we have implemented a SBA lending program and we will consider selling the government-guaranteed portions of such loans to generate additional fee income and manage interest rate risk. We are an SBA-approved lender.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2022 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
(In thousands)

+400	$3,435	9.60%
+300	$3,413	8.90%
+200	$3,357	7.12%
+100	$3,264	4.15%
Level	$3,134	0.00%
-100	$2,973	-5.14%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York. At December 31, 2022, we had the capacity to borrow $27.8 million from the Federal Home Loan Bank of New York, subject to our pledging sufficient assets. Additionally, at December 31, 2022, we had the ability to borrow up to $2 million on a Fed Funds line of credit with Atlantic Community Bankers Bank. At December 31, 2022, we had no outstanding advances from the FHLB.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination or purchase of one- to four-family real estate loans and commercial and multi-family real estate loans and the purchase of securities. For the year ended December 31, 2022, loan originations totaled $4.1 million compared to originations of $5.8 million, for the year ended December 31, 2021. Purchases of investments, mortgage-backed securities and bank certificates of deposit totaled $7.0 million for the year ended December 31, 2022 and $65.1 million for the year ended December 31, 2021.

Total deposits decreased $8.3 million during the year ended December 31, 2022, while total deposits increased $4.6 million during the year ended December 31, 2021. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2022, certificates of deposit scheduled to mature within one year totaled $15.7 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2022 and 2021, our capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution under “prompt corrective action” regulations. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have Tier I and total risked-based capital ratios of 8.0% and 10.0%, respectively, as of December 31, 2022. Our Tier 1 and total risked-based capital was $11.3 million and $11.4 million, respectively, or 24.44% and 24.61% of total risk weighted assets at December 31, 2022. At December 31, 2021, our Tier 1 and total risked-based capital was $10.0 million and $10.4 million, respectively, or 20.63% and 21.38% of risk weighted assets.

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

Recent Accounting Pronouncements

Please see Note 1 to our consolidated financial statements in Item 8 of this Annual Report.

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

This Item 7A is omitted as it is not required for smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

The consolidated audited financial statements for Vecta Inc. are a part of this Annual Report and may be found beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the quarter ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2022 is effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called for by this Item concerning the directors and officers will be included in the Company’s Definitive Proxy Statement for the 2023 annual meeting of shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference.

The Company has adopted a Code of Ethics (“Code”) that applies to the Company’s principal executive officer, principal financial officer and all other employees and directors. The Code includes guidelines relating to compliance with laws, the ethical handling of actual or potential conflicts of interest, the use of corporate opportunities, protection and use of the Company’s confidential information, accepting gifts and business courtesies, accurate financial and regulatory reporting, and procedures for promoting compliance with, and reporting violations of, the Code. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Vecta Inc., One World Trade Center, New York, NY 10007, Attention: Corporate Secretary.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15. Exhibit and Financial Statement Schedules

(a)(1)	Financial Statements

Documents filed as a part of this report. The following financial statements are incorporated by reference from Item 8 hereof:

(A)	Report of Independent Registered Public Accounting Firm (Fontanella Associates LLC, Totowa, New Jersey, PCAOB ID 6359)

(B)	Consolidated Statement of Financial Condition at December 31, 2022;

(C)	Consolidated Statement of Operations for the seven months ended December 31, 2022;

(D)	Consolidated Statement of Comprehensive Income (Loss) for the seven months ended December 31, 2022;

(E)	Consolidated Statement of Stockholders’ Equity for the seven months ended December 31, 2022;

(F)	Consolidated Statement of Cash Flows for the seven months ended December 31, 2022; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the consolidated financial statements or related notes thereto.

(b)	The following exhibits are file with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.

Exhibit	Description

3.1	Articles of Incorporation of Vecta Inc. (1)
3.2	Articles of Amendment to Articles of Incorporation of Vecta Inc. (2)
3.3	Bylaws of Vecta Inc. (1)
4.1	Form of Common Stock Certificate of Vecta Inc. (1)
4.2	Description of Vecta Inc.’s Securities (3)
10.1	Vecta Inc. 2014 Equity Incentive Plan (5)*
10.2	Form of Employment Agreement with Timothy D. Sullivan (4)*
10.3	Amendment to Employment Agreement with Timothy D. Sullivan (6)*
10.4	Employment Agreement, effective as of June 1, 2022, by and among Vecta Inc. (f/k/a Sunnyside Bancorp, Inc.), Sunnyside Federal Savings and Loan Association of Irvington and Fredrick Schulman.*
10.5	Employment Agreement, effective as of June 1, 2022, by and among Vecta Inc. (f/k/a Sunnyside Bancorp, Inc.), Sunnyside Federal Savings and Loan Association of Irvington and Edward Lipkus.*
10.6	Employment Agreement, effective as of June 1, 2022, by and among Vecta Inc. (f/k/a Sunnyside Bancorp, Inc.), Sunnyside Federal Savings and Loan Association of Irvington and Gerardina Mirtuono.*
10.7	Employment Agreement, effective as of June 1, 2022, by and among Vecta Inc. (f/k/a Sunnyside Bancorp, Inc.), Sunnyside Federal Savings and Loan Association of Irvington and Dong Yun (Kevin) Kim.*
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-187317), initially filed with the SEC on March 15, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-187317), initially filed March 15, 2014 and the Current Report on Form 8-K filed with the SEC on June 22, 2015.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on August 11, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2018.

Item 16. Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS OF

VECTA INC.

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors

Vecta Inc. and Subsidiary

New York, New York

Opinion on the Consolidated Financial Statements

I have audited the accompanying consolidated statements of financial condition of Vecta Inc. and Subsidiary (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive (loss), stockholders’ equity, and cash flows for the seven months then ended, and the related notes (collectively, the “consolidated financial statements”). In my opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the seven months then ended, in conformity with U.S. generally accepted accounting principles.

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

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. I believe that my audit provides a reasonable basis for my opinion.

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

Allowance for Loan Losses

As discussed in Notes 1 and 6 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $79,000 at December 31, 2022 and consists of a general allowance only as of that date. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured using the average charge-off ratio for the previous three-year period, depending on loan type. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies and procedures, lending personnel, and collateral, as well as concentrations in loan types, industry and geography. The adjustments for qualitative factors require a significant amount of judgement by management and involve a high degree of estimation uncertainty.

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

Alfred Fontanella
Fontanella Associates LLC
Totowa, NJ

Fontanella Associates LLC has served as the Company’s auditor since 2016. The engagement partner has served on the audit team since 2009 originally under the firm name of Fontanella & Babitts, Certified Public Accountants.

March 30, 2023

VECTA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

December 31,
2022
Assets

Cash and cash equivalents	$13,286,059
Certificates of deposit	250,000
Securities held to maturity, net; approximate fair value of $407,000 (December 31, 2022)	415,605
Securities available for sale	33,735,037
Loans receivable, net	28,562,632
Premises and equipment, net	5,355,021
Federal Home Loan Bank of New York and other stock, at cost	139,100
Accrued interest receivable	398,389
Cash surrender value of life insurance	2,571,968
Goodwill	5,622,899
Core deposit intangible	1,323,792
Other assets	236,353

Total assets	$91,896,855

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$74,555,554
Advances from borrowers for taxes and insurance	578,246
Other liabilities	445,644

Total liabilities	75,579,444

Commitments and contingencies	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued	-
Common stock; par value $.01, 100,000,000 shares authorized and 15,930,976 shares issued	159,310
Additional paid-in capital	18,565,663
Accumulated deficit	(202,722)
Accumulated other comprehensive loss	(2,204,840)

Total stockholders’ equity	16,317,411

Total liabilities and stockholders’ equity	$91,896,855

See accompanying notes to consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

Seven Months Ended
December 31,
2022

Interest and dividend income:
Loans	$875,745
Investment securities	348,618
Mortgage-backed securities	667,591
Federal funds sold and other earning assets	168,650

Total interest and dividend income	2,060,604

Interest expense:
Deposits	128,932
Borrowings	1,149

Total interest expense	130,081

Net interest income	1,930,523

Provision for loan losses	69,475

Net interest income after provision for loan losses	1,861,048

Non-interest income:
Fees and service charges	44,976
Income on bank owned life insurance	39,425

Total non-interest income	84,401

Non-interest expense:
Compensation and benefits	1,056,641
Occupancy and equipment, net	186,671
Data processing service fees	227,247
Merger related expenses	19,702
Professional fees	335,568
Federal deposit insurance premiums	15,603
Amortization of core deposit intangible	82,005
Advertising and promotion	31,926
Other	170,408

Total non-interest expense	2,125,771

(Loss) before income tax (benefit)	(180,322)

Income tax expense (benefit)	22,400

Net (loss)	$(202,722)

Basic and diluted income (loss) per share	$(0.01)
Weighted average shares outstanding, basic and diluted	15,465,764

See accompanying notes to consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)

Seven Months Ended
December 31,
2022

Net (loss)	$(202,722)

Other comprehensive (loss), before tax (benefit):

Defined benefit pension plan:
Net (loss)	(210,675)
Unrealized (loss) on securities available for sale:
Unrealized holding (loss) arising during the period	(1,994,165)

Other comprehensive (loss), before tax (benefit)	(2,204,840)

Income tax (benefit) related to items of other comprehensive (loss)	-

Other comprehensive (loss), net of tax (benefit)	(2,204,840)

Comprehensive (loss)	$(2,407,562)

See accompanying notes to consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity

Balance at June 1, 2022	$-	$-	$-	$-	$-

Net (loss) for the seven months ended December 31, 2022	-	-	(202,722)	-	(202,722)

Net proceeds from the sale of stock	159,310	18,565,663	-	-	18,724,973

Other comprehensive (loss), net of tax (benefit)	-	-	-	(2,204,840)	(2,204,840)

Balance at December 31, 2022	$159,310	$18,565,663	$(202,722)	$(2,204,840)	$16,317,411

See accompanying notes to consolidated financial statements.

VECTA INC. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows

Seven Months Ended
December 31,
2022
Cash flows from operating activities:
Net (loss)	$(202,722)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	86,242
Amortization of premiums and accretion of discounts, net	(411,235)
Amortization of deferred loan fees and costs, net	(33,652)
Amortization of core deposit intangible	82,005
Provision for loan losses	69,475
Increase in accrued interest receivable	(12,261)
Increase in cash surrender value of life insurance	(39,425)
Increase in other assets	(40,437)
Decrease in other liabilities	(26,204)

Net cash used in operating activities	(528,214)

Cash flows from investing activities:
Repayments and maturities of securities held to maturity	2,561
Repayments and maturities of securities available for sale	13,439,266
Loan originations, net of principal repayments	(1,819,409)
Purchase of premises and equipment	(37,529)
Redemption of FHLB stock	38,300
Cash paid for acquisition, net of cash acquired	(9,714,795)

Net cash provided by investing activities	1,908,394

Cash flows from financing activities:
Net decrease in deposits	(6,141,854)
Net increase in advances from borrowers for taxes and insurance	171,787
Repayment of long-term borrowings	(849,027)
Net proceeds from sale of stock	18,724,973

Net cash provided by financing activities	11,905,879

Net increase in cash and cash equivalents	13,286,059

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$13,286,059

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$130,839
Income taxes	$-

See accompanying notes to consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows (CONT’D)

December 31,
2022

Supplemental schedule of non-cash investing activities:

Acquisition:
Non-cash assets acquired:
Certificates of Deposit	$250,000
Securities Held to Maturity	418,301
Securities Available for Sale	48,838,559
Loans receivable, net	26,693,944
Premises and equipment	5,403,734
Federal Home Loan Bank of New York and other stock, at cost	177,400
Accrued interest receivable	386,128
Cash surrender value of life insurance	2,532,543
Goodwill	5,622,899
Core deposit intangible	1,405,797
Other assets	195,916
Total non-cash assets acquired	91,925,221
Liabilities assumed:
Deposits	80,693,767
Borrowings	849,027
Advances from borrowers for taxes and insurance	406,459
Other liabilities	261,173
Total liabilities assumed	82,210,426
Net non-cash assets acquired	$9,714,795

Cash and cash equivalents acquired in acquisition, net	$4,510,178
Cash paid for acquisition, net of transaction costs	$14,224,973

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate History, Nature of Business and Merger Acquisition

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta,” “Vecta, Inc.,”or the “Company”)was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, (“Sunnyside Federal” or the “Bank”) a federally-chartered savings and loan association, founded in 1930, and the wholly-owned subsidiary of Vecta Inc. upon consummation of Sunnyside Federal’s mutual to stock conversion. The Bank conversion was consummated in July 2013 at which time Sunnyside Bancorp became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

As further disclosed in Note 2 (Business Combination), on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc. continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s December 31, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, the Board of Directors of Vecta Inc. authorized and approved a 15-for-1 stock dividend to the existing shareholders of Vecta Inc. The 15-for-1 stock dividend was consummated on July 18, 2022.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of December 31, 2022, Vecta Inc. had 15,930,976 common shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. also amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

Sunnyside Federal is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences, multi-family and commercial real estate properties. To a lesser extent, funds are invested in commercial loans, small business administration (“SBA”) loans, consumer loans and mortgage-backed securities and other securities. Customer deposits are insured up to applicable limits by the “FDIC”. As a federally-chartered savings association, Sunnyside Federal’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

Principles of Consolidation

The consolidated financial statements are comprised of the consolidated accounts of Vecta Inc., and Sunnyside Federal. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period then ended. Actual results could differ significantly from those estimates.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of December 31, 2022, the Company had no securities classified as held for trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the seven months ended December 31, 2022. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The Company did not recognize any interest and penalties for the seven months ended December 31, 2022. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2018.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Equity Incentive Plan:

The Company maintains an equity incentive plan (“the Stock Incentive Plan”). Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,190,250 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 357,075.

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

Goodwill

Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Core Deposit Intangible” below). Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is not amortized. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are a smaller reporting company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In June 2020, the FASB issued ASU 2020-05, “Effective Dates for Certain Entities”. The amendments in this update defer the effective date for one year for small reporting companies that have not yet issued financial statements reflecting the adoption of “Leases”. Therefore, “Leases” is effective, for the Company, for fiscal years beginning after December 15, 2021. The adoption of this guidance in 2022 did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated its December 31, 2022 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued and has determined that there are no subsequent events that require disclosure under FASB guidance.

2. BUSINESS COMBINATION

On June 1, 2022, Vecta Partners completed its acquisition of Vecta Inc. pursuant to the Merger Agreement, by and among Vecta Partners, Merger Sub, Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc., with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, as of the Closing Date and as a result of the Merger, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the Merger consideration was approximately $15.3 million.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of the Company’s consolidated operations have been included in the Company’s December 31, 2022 consolidated financial statements from the Closing Date of the Merger, or June 1, 2022.

2. Business combination (Cont’d)

The following table sets forth assets acquired, and liabilities assumed in connection with the Merger, at their estimated fair values as of the Closing Date of the Merger:

( In thousands)
Assets acquired:
Cash and cash equivalents	$4,510
Certificates of deposit	250
Securities held to maturity	418
Securities available for sale	48,839
Loans receivable, net	26,694
Premises and equipment	5,404
Federal Home Loan Bank of New York and other stock, at cost	177
Accrued interest receivable	386
Cash surrender value of life insurance	2,533
Goodwill	5,623
Core deposit intangible	1,406
Other assets	195
Total assets Acquired	96,435

Liabilities assumed:
Deposits:
Non-interest bearing	7,795
Savings, NOW and money market	47,863
Time deposits	25,036
Total deposits	80,694
Borrowings	849
Advances from borrowers for taxes and insurance	406
Other liabilities	262
Total liabilities assumed	82,211

Net assets acquired	14,224
Transaction cost, net	1,042
Price paid	$15,266

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

Fair Value Measurement of Assets Acquired and Liabilities Assumed:

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in this acquisition.

Cash and cash equivalents - The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities - The investment securities acquired were classified as either “available for sale” or “held to maturity” based on the Company’s intent at the acquisition date. The estimated fair values of the investment securities were calculated utilizing Level 2 inputs similar to the valuation techniques used for Vecta’s investment portfolios detailed in Note 16.

2. Business combination (Cont’d)

Loans - The fair value of the performing loan portfolio includes both a yield component and a credit component. The yield component utilizes a discounted cash flow analysis, including prepayment speed assumptions, to compare the difference between the present values of projected cash flows of the loan portfolio at portfolio rates versus cash flows at current market rates. The yield component reflected a pre-tax discount of $405,796, which will be accreted as a net increase in interest income over the lives of the related loans. For purposes of the credit adjustment, the loan portfolio was segregated into performing and non-performing loans. The credit component of total loans reflected an aggregate pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal allowance for loan and lease losses (“ALLL”) analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

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

Premises and equipment- The fair value of the office building and land was based on an appraisal using the income approach.

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

3. LIQUIDATION ACCOUNT

On July 15, 2013, the Bank completed a mutual-to-stock conversion and in accordance with applicable federal conversion regulations, at the time of the completion of the mutual-to-stock conversion, Sunnyside Bancorp Inc., now Vecta Inc. established a liquidation account in the Bank in an amount equal to the Bank’s total retained earnings as of the latest balance sheet date in the final prospectus used in the Conversion. Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event. This share is reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance. The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause its capital to be reduced below the liquidation account amount or regulatory capital requirements.

4. CERTIFICATES OF DEPOSIT

December 31,
2022

Maturing in:
After one to five years	$250,000

5. SECURITIES

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,226	$-	$6,720	$343,506
Mortgage-backed securities	65,379	-	2,320	63,059

	$415,605	$-	$9,040	$406,565

Securities available for sale:
U.S. government and agency obligations	$12,862,316	$-	$1,193,169	$11,669,147
Mortgage-backed securities	22,866,886	239	801,235	22,065,890

	$35,729,202	$239	$1,994,404	$33,735,037

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $256,000, $5.2 million and $8.0 million, at December 31, 2022. Mortgage-backed securities also include other commercial mortgage-backed securities totaling $9.5 million at December 31, 2022.

There were no sales of securities held to maturity or available for sale for the seven months ended December 31, 2022.

The following is a summary of the amortized cost and fair value of securities at December 31, 2022 by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	December 31, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,598,318	$2,589,582
After one to five years	-	-	8,953,594	8,820,721
After five to ten years	-	-	6,861,502	6,303,252
After ten years	415,605	406,565	17,315,788	16,021,482

	$415,605	$406,565	$35,729,202	$33,735,037

5. SECURITIES (Cont’d)

The following table summarizes the fair values and unrealized losses of securities with an unrealized loss at December 31, 2022, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	December 31, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$343,506	$6,720	$-	$-
Mortgage-backed securities	63,059	2,320	-	-
	406,565	9,040	-	-
Securities available for sale:
U.S. government and agency obligations	11,669,147	1,193,169	-	-
Mortgage-backed securities	21,946,311	801,235	-	-

	33,615,458	1,994,404	-	-

	$34,022,023	$2,003,444	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 45 securities were in an unrealized loss position at December 31, 2022. The Company generally purchases securities issued by Government Sponsored Enterprises (GSE). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2022 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale with a carrying value of approximately $3.5 million as of December 31, 2022 have been pledged to secure advances from the FHLB.

6. LOANS RECEIVABLE, NET

December 31,
2022
Mortgage loans:
Residential 1-4 family	$9,676,089
Commercial and multi-family	16,438,436
Home equity lines of credit	170,468

26,284,993
Other loans:
Passbook	5,789
Student	2,337,460
Commercial	1,164,210

3,507,459

Total loans	29,792,452

Less:
Purchase accounting credit adjustment	774,063
Purchase accounting discount	373,626
Deferred loan fees (costs and premiums), net	2,841
Allowance for loan losses	79,290

1,229,820
$28,562,632

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $98,000 at December 31, 2022.

As a result of the acquisition of Sunnyside Federal, the loan portfolio was segregated into performing and non-performing loans to determine the credit adjustment. The credit component of total loans reflected an aggregate original pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal allowance for loan and lease losses (“ALLL”) analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in this credit adjustment is summarized as follows:

Seven months ended
December 31,
2022

Balance at beginning of period	$-
Credit Adjustment as a result of merger	895,330
Amortization	(52,932)
Charge -offs	(68,335)

Balance at end of period	$774,063

In addition to the above credit adjustment, the Company will maintain an allowance for loan losses for new loans originated and for qualitative and other changes in the loan portfolio that existed as of the acquisition date.

Activity in the allowance for loan losses is summarized as follows:

Seven months ended
December 31,
2022

Balance at beginning of period	$-
Provision for loan losses	69,475
Recoveries	9,815

Balance at end of period	$79,290

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of December 31, 2022. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

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

6. LOANS RECEIVABLE, NET (Cont’d)

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

6. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the date indicated:

	December 31, 2022
	Mortgage Loans
		Commercial Real Estate			Commercial
	Residential	and	Home		and
	1-4 Family	Multi-Family	Equity	Student	Other	Total
	(In thousands)

Pass	$9,676	$14,497	$170	$2,132	$1,170	$27,645
Special Mention	-	767	-	137	-	904
Substandard	-	1,174	-	69	-	1,243

Total	$9,676	$16,438	$170	$2,338	$1,170	$29,792

The following table provides information about loan delinquencies at the date indicated:

	December 31, 2022
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,676	$9,676	$-
Commercial real estate and multi-family	-	-	234	234	16,204	16,438	-
Home equity lines of credit	-	-	-	-	170	170	-
Student loans	134	38	-	172	2,166	2,338	-
Commericial and other loans	-	-	-	-	1,170	1,170	-

	$134	$38	$234	$406	$29,386	$29,792	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

December 31,
2022
(In thousands)
Non-accrual loans:
Residential 1-4 family	$-
Commercial real estate and multi-family	234
Home equity lines of credit	-
Student	69
Commercial and other loans	-

Total non-accrual loans	303

Accruing loans delinquent 90 days or more	-

Total non-performing loans	$303

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $15,000 for the seven months ended December 31, 2022 respectively. The total amount of interest income recognized on non-accrual loans amounted to approximately $31,300 during seven months ended December 31, 2022.

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

The Company did not have any troubled debt restructurings at or during the seven months ended December 31, 2022.

The following table presents the activity in the allowance for loan losses by loan type for the period indicated:

	Seven months ended
	December 31, 2022
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$-	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	56	-	13	-	-	69
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	10	-	-	10

Ending Balance	$-	$56	$-	$23	$-	$-	$79

7. PREMISES AND EQUIPMENT, NET

December 31,
2022

Land and land improvements	$1,290,000
Building and building improvements	4,004,842
Furniture, fixtures and equipment	146,421

5,441,263
Less accumulated depreciation	(86,242)

$5,355,021

Depreciation expense for the seven months ended December 31, 2022 was $86,242.

8. ACCRUED INTEREST RECEIVABLE

December 31,
2022

Loans	$263,457
Mortgage-backed securities	86,585
Investment securities	47,381
Certificates of deposit	966

$398,389

9. DEPOSITS

	December 31,
	2022
	Weighted
	Average
	Rate	Amount

Non-interest bearing checking	0.00%	$7,556,028
NOW accounts	0.05%	13,593,642
Regular savings and clubs	0.10%	18,502,093
Super saver	0.36%	11,758,062
Money market	0.10%	2,489,311

		53,899,136

Certificates of deposit	1.08%	20,656,418

	0.39%	$74,555,554

9. DEPOSITS (Cont’d)

Certificates of deposit are summarized by remaining period to contractual maturity as follows:

December 31,
2022
(In thousands)

One year or less	$15,708
Over one to three years	4,516
Over three years	432

$20,656

Certificates of deposit with balances of $100,000 or more totaled $11.5 million at December 31, 2022. The Company’s deposits are insurable to applicable limits established by the FDIC. The maximum deposit insurance amount is $250,000.

Interest expense on deposits is summarized as follows:

Seven Months Ended
December 31,
2022

NOW	$4,066
Savings and clubs	36,721
Money market	1,486
Certificates of deposit	86,659

$128,932

10. BORROWINGS

At December 31, 2022, the Company had a borrowing capacity at the FHLB of $27.8 million and access to a line of credit at Atlantic Community Bankers Bank of $2,000,000 of which no balances were outstanding at December 31, 2022.

See Note 5 to the consolidated financial statements regarding securities pledged as collateral for such advances.

11. INCOME TAXES

The components of income taxes are summarized as follows:

Seven Months
Ended
December 31,
2022

Current tax expense:
Federal	$-
State	22,400

22,400

Deferred tax expense (benefit):
Federal	-
State	-

-

$22,400

The following is a reconciliation of expected income taxes (benefit), computed at the applicable federal statutory rate of 21% for the seven months ended December 31, 2022 to actual income tax (benefit):

Seven Months
Ended
December 31,
2022

Federal income tax expense (benefit)	$(37,868)
State income tax expense (benefit)	17,696
Income from life insurance	(8,279)
Tax-exempt interest	(1,053)
Change in federal valuation allowance	53,059
Other	(1,155)

Actual income tax (benefit)	$22,400

11. INCOME TAXES (Cont’d)

The components of deferred tax assets and liabilities are as follows:

December 31,
2022

Deferred tax assets:
Depreciation	$138,203
Benefit plan liabilities	44,786
Allowance for loan losses	22,057
Charitable contribution carryover	865
Net operating loss carryover	1,581,652
Unfunded pension liability	44,242
Unrealized loss on securities available for sale	418,775
Other	8,645
2,259,225

Valuation allowance	(1,865,428)

Total deferred tax assets	393,797

Deferred tax liabilities:
Discounts on investments	295
Prepaid benefit plans	42,939
Purchase accounting adjustments	335,772
Net deferred loan cost/fees	14,791

Total deferred tax liabilities	393,797

Net deferred tax assets	$-

At December 31, 2022, the Company had a federal net operating loss carryover of $5,100,000 and a New York state net operating loss carryover of $7,400,000 available to offset future taxable income. As a result of the merger as discussed in Note 1, usage of the federal NOL and $6,000,000 of the New York State NOL is limited in accordance with Internal Revenue Code Section 382 to $379,000 annually on a cumulative basis. (Portions of the $379,000 not used in a particular tax year may be added to subsequent usage.)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, a valuation allowance of $1,865,000 has been established on the entire net deferred tax asset.

Sunnyside Federal qualifies as a savings and loan association under the provisions of the Internal Revenue Code and, therefore, was permitted, prior to January 1, 1996, to deduct from federal taxable income an allowance for bad debts based on eight percent of taxable income before such deduction less certain adjustments, subject to certain limitations. Beginning January 1, 1996, the Sunnyside Federal, for federal income tax purposes, must calculate its bad debt deduction using either the experience or the specific charge off method. Retained earnings at December 31, 2022 included approximately $1,700,000 of such bad deductions for which income taxes have not been provided.

12. BENEFIT PLANS

Pension Plan

All eligible Company employees are included in a non-contributory defined benefit pension plan. Prior to the acquisition date of June 1, 2022, the plan was “Frozen.” At the freeze date, April 15,2008, no employee has been permitted to commence or recommence participation in the plan and no further benefits will accrue to any plan participants. In addition, compensation received on or after the plan freeze date will not be considered for any purpose under the plan.

The following table sets forth the change in benefit obligation, change in plan assets, and a reconciliation of the funded status:

December 31,
2022

Change in projected benefit obligation:
Projected benefit obligation on June 1,2022	$2,084,819
Interest cost	56,920
Actuarial loss	54,354
Benefits paid	(112,371)

Projected benefit obligation at end of year	2,083,722

Change in fair value of plan assets:
Fair value of plan assets on June 1,2022	2,113,996
Actual return on plan assets	(70,633)
Employer contributions	94,059
Benefits paid	(112,371)

Fair value of plan assets at end of year	2,025,051

Funded status of plan included in other liabilities	$(58,671)

As of December 31, 2022, the components of accumulated other comprehensive loss on a pretax basis is an unrecognized actuarial loss of $210,675. The unrecognized net actual loss of $1,519,621 that existed as of May 31, 2022 was recognized as of the acquisition date of June 1, 2022.

The estimated net actuarial loss for the pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2023 is $64.

The weighted average assumptions used to determine the Plan’s benefit obligation are as follows:

December 31,
2022

Discount rate	4.94%
Salary increase rate	N/A

12. BENEFIT PLANS (Cont’d)

The components of net periodic plan cost are as follows:

Seven Months Ended
December 31,
2022

Components of net periodic plan cost (credit):
Interest cost	$56,920
Expected return on assets	(85,688)

Net periodic plan cost (credit) included in compensation and benefits expense	(28,768)

Changes in benefit obligation recognized in other comprehensive income (loss):
Net loss	210,675

Benefit obligation recognized in other comprehensive income (loss)	210,675

Total recognized in net periodic plan cost and other comprehensive income (loss)	$181,907

The weighted average assumptions used to determine net periodic plan cost are as follows:

Seven months Ended
December 31,
2022

Discount rate	4.94%
Expected rate of return on plan assets	7.00%
Rate of compensation increase	N/A
Amortization period	N/A

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

12. BENEFIT PLANS (Cont’d)

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

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

Fiscal year ending
December 31,

2023	$196,241
2024	189,975
2025	183,602
2026	176,749
2027	169,417
Years 2028-2032	759,523

$1,675,507

The Company does not expect to make any contribution to the plan in 2023.

12. BENEFIT PLANS (Cont’d)

The fair values of the pension plan assets at December 31, 2022, by asset category (see note 16 for the definition of levels) are as follows:

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and money market funds	$127,547	$127,547	$-	$-
U.S. Treasury securities (a)	547,243	-	547,243	-
Corporate bonds (b)	322,002	-	322,002	-
Equity securities (c)	1,028,259	1,028,259	-	-

Total	$2,025,051	$1,155,806	$869,245	$-

(a)	Includes seven securities maturing within three years.

(b)	Includes five corporate bonds due within five years rated BBB- or better by the S&P.

(c)	Includes 36 companies spread over various market sectors.

Employee Savings Plan

The Company also maintains a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Service (“IRS”) Code. All employees who meet the plan eligibility requirements may elect to participate in the plan by making contributions up to the maximum permissible IRS limit. The Company makes matching contributions limited to 50% of the participant’s contributions up to 6% of compensation. Savings plan expense was approximately $16,500 for the seven months ended December 31, 2022.

Equity Incentive Plan

On July 17, 2014, the Board of Directors adopted the Vecta Inc. 2014 Equity Incentive Plan (the “Stock Incentive Plan”) which was approved by shareholders at the Company’s 2014 Annual Meeting of Shareholders held on September 16, 2014. Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,190,250 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 357,075. (Shares reflect the effect of the 15 to 1 stock dividend declared on June 1, 2022.)

There were no restricted stock awards outstanding or stock options outstanding as of December 31, 2022.

Other Retirement Benefits

Prior to the acquisition date, the Company entered into salary continuation agreements with certain of its, now retired, officers effective June 2002. The agreements provide for specified benefit payments for life, 15-year period certain commencing at normal retirement, as well as payments upon early retirement, disability and death. The amounts payable under the agreements vest at an annual rate of 5% over 20 years and are computed as a specified percentage of a defined total compensation base, less (i) benefits under the Company’s pension plan, 401(k) plan and deferred compensation agreements, and (ii) a portion of social security benefits. The Association also entered into agreements providing for split-dollar life insurance death benefits based on each officer’s total compensation, as defined. The salary continuation and split-dollar agreements are unfunded, non-qualified benefits plans. However, the Company has purchased life insurance policies held by a Rabbi Trust in consideration of its obligations under the salary continuation agreements and certain prior deferred compensation agreements. During 2009, certain of these obligations were renegotiated by the Company with the purchase of annuity contracts. At December 31, 2022, recorded obligations of $161,000, are included in other liabilities with respect to these agreements. The related life insurance policies are reported as assets at their cash surrender values of $2,571,968 at December 31, 2022. Total expense under these plans was approximately $(5,500) for the seven months ended December 31, 2022.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

December 31,
2022

Unrealized net loss on pension plan	$(210,675)
Unrealized loss on securities available for sale	(1,994,165)

Accumulated other comprehensive loss before taxes	(2,204,840)

Tax effect	-

Accumulated other comprehensive loss	$(2,204,840)

A full valuation allowance has been established on the deferred tax assets related to the loss components of accumulated other comprehensive loss. See Note 11 for further discussion.

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

The Company had outstanding undisbursed home equity and other lines of credit totaling $30,000 and commercial real estate commitments to lend $2,975,000. In addition, there were outstanding standby letters of credit totaling $75,000. These are contractual agreements to lend to customers within specified time periods at interest rates and on other terms based on existing market conditions.

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

Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2022, the Company is not involved in any legal proceedings, the outcome of which would be material to the financial statements.

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

Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of December 31, 2022 the Association exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since December 31, 2022 that management believes have changed the Association’s capital ratings.

The following table presents the Association’s actual capital positions and ratios under risk-based capital guidelines of Basel III and Basel I at December 31, 2022:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

December 31, 2022

Tangible Capital	$11,278	13.04%	$1,298	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,357	24.61%	4,846	10.50%	4,615	10.00%	4,846	10.50%
Common Equity Tier 1 Capital	11,278	24.44%	3,230	7.00%	3,000	6.50%	3,230	7.00%
Tier 1 Risk-based Capital	11,278	24.44%	3,923	8.50%	3,692	8.00%	3,923	8.50%
Tier 1 Leverage Capital	11,278	13.04%	3,460	4.00%	4,325	5.00%	N/A	N/A

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2022. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

In accordance with ASC Topic 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

16. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at December 31, 2022:

Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2022:
Securities available for sale	$33,735,037	$-	$33,735,037	$-

There were no assets measured at fair value on a non-recurring basis at December 31, 2022.

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

16. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

16. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows:

	December 31,
	2022
	Carrying	Estimated
	Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,286	$13,286
Certificates of Deposit	250	250
Securities held to maturity	416	407
Securities available for sale	33,735	33,735
Loans receivable	28,563	28,102
FHLB and other stock, at cost	139	139
Accrued interest receivable	398	398

Financial liabilities:
Deposits	74,556	74,646

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

Vecta Inc.

Date: March 31, 2023	By:	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Fredrick Schulman	Chairman, Chief Executive Officer, President
Fredrick Schulman	and Director (Principal Executive Officer)	March 31, 2023

/s/ Mark Silber
Mark Silber	Vice Chairman	March 31, 2023

/s/ Edward J. Lipkus	Vice President and Chief Financial Officer
Edward J. Lipkus	(Principal Financial and Accounting Officer)	March 31, 2023

/s/ John Leo
John Leo	Corporate Secretary, Treasurer and Director	March 31, 2023

/s/ Joseph Mormak
Joseph Mormak	Director	March 31, 2023

/s/ Robert Geyer
Robert Geyer	Director	March 31, 2023

56