Form 10-K/A
period 2022-12-31
VECTA INC.
filed 2023-04-28
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒ NO ☐

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

As of April 27, 2023, there were 15,930,976 issued and outstanding shares of the Registrant’s Common Stock.

(1) Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Audit Firm Id	Auditor Name:	Auditor Location:
6359	Fontanella Associates LLC	Totowa, NJ

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Vecta Inc. (the “Company”) for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023, to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors within 120 days after the fiscal year end. The Company has determined to include such Part III information by amendment of the Annual Report on Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III is hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Annual Report on Form 10-K and this Amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The Company’s Board of Directors is comprised of five members. The Company’s Bylaws provide, and the terms of the Company’s Board of Directors are classified so, that approximately one-third of the directors are to be elected annually. The Company’s directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

The table below sets forth certain information regarding the composition of the Company’s Board of Directors, including the terms of office of each director.

Name	Age at April 20, 2023	Position	Term to Expire	Director Since

Fredrick Schulman	70	Chairman of the Board, Chief Executive Officer and President	2025	2022
Mark Silber	33	Co-Chairman of the Board and Director	2026	2022

John Leo	58	Director	2026	2022

Joseph Mormak	71	Director	2025	2022
Robert Geyer	69	Director	2024	2022

The Business Background of the Company’s Directors and Executive Officers

The business experience for the past five years of each of the Company’s directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Sunnyside Federal Savings and Loan Association of Irvington (the “Bank”), the Company’s principal subsidiary.

Fredrick Schulman, Chairman of the Board

Fredrick Schulman is a founding shareholder and the former Chairman of NewBank, a New York state chartered commercial community bank founded in 2006 with a focus on supporting and serving local businesses, with an initial concentration on the Korean – American community. NewBank currently operates six (6) full services retail branch locations, three in New York and three in New Jersey. For the past 9 years, NewBank has been the leading small business lender through the SBA’s 7a loan guarantee program in the New York region.

Fredrick Schulman, has over 40 years of experience as an investment banker, commercial banker, real estate principal, and attorney, with extensive expertise in corporate, commercial, and real estate finance. Mr. Schulman is currently the chief executive officer of NB Affordable LLC, a real estate entity dedicated to the acquisition and redevelopment of affordable housing.

Through his law practice, Mr. Schulman is the President of Galactic Litigation Partners, LLC., a litigation funding business.

Mr. Schulman’s successful track record and broad range of experience provides the Company with the required management skills, regulatory knowledge and sound financial analysis to guide the Bank towards a successful future. Mr. Schulman holds a Bachelor of Arts Degree from Clark University and a Juris Doctor Degree from Boston College School of Law.

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

Mr. Silber’s real estate career began in 2010, working with the owners of a large real estate owner/operator controlling a portfolio of over 5,000 units in New York City. He developed his acquisition and management expertise as the person in charge of all operations, including rent collections, maintenance and repairs, lease negotiations, tenant buy-outs and building refinancing’s.

In 2012, Mr. Silber rolled up his real estate holdings into a family office under the CBRM Realty Inc. umbrella. CBRM has focused on buying opportunistic garden style apartments throughout the United States, with a focus on value-add opportunities. In conjunction with the opening of CBRM Realty, Mark founded Rhodium Capital Advisors as a real estate syndicator to assist with capital raising for real estate transactions. CBRM Realty, through its subsidiaries, is a full-service real estate firm covering due diligence, acquisition management, maintenance, development and construction. EVU Residential, the management arm of CBRM Realty, manages thousands of units throughout the United States. Mr. Silber has developed a broad range of value added, unique relationships in the real estate sector which have enhanced his access to real estate product and real estate financing. In aggregate his companies have acquired approximately 25,000 units in the multi-family sector, with an aggregate value of approximately $2.5 billion.

John Leo, Secretary, Treasurer, Independent Director

Mr. Leo is an experienced business operator, investment banker and fund manager. He has 30 years of experience in the financial sector, which includes investment banking, due diligence, compliance, trading, management and operations. He has established and personally financed two FINRA member, SEC registered Investment Banking Firms, and is currently majority owner of Primary Capital LLC and VCS Venture Securities. He has organized and supervised operations in multiple locations including numerous offices in the US, China and Singapore. His firms have provided financing for 150+ US based companies and 50+ foreign based companies covering all business sectors including hotels, resorts, residential and commercial properties, technology, health, nutraceuticals, pharmaceuticals and consumer brands. His primary focus in the investment banking sector has been providing capital to small and midsized businesses, for operations, expansion and acquisitions. Mr. Leo maintains the following FINRA registrations: SIE, Series 7, 14, 24, 55, 57, 63, 79, 99.

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

Robert Geyer, Independent Director

Mr. Geyer was the Senior Loan Officer with The Westchester Bank at the inception of the organization in 2008 and served in this capacity until his retirement in 2019. Mr. Geyer served as the Senior Vice President /Senior Loan Officer for the Community Bank of Orange County, Middletown, NY, from 2004-2008. Mr. Geyer also held the position of Senior Vice President / Senior Loan Officer with the Community Bank of Sullivan County, Monticello, NY, from 1999-2004. He has over 47 years of commercial banking experience which includes 30+ years in the field of commercial lending.

Executive Officer Who is Not Also a Director

Edward J. Lipkus, III, age 59, since May 2014 has served as Chief Financial Officer of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) and its wholly-owned subsidiary Sunnyside Federal Savings & Loan. Prior to this appointment, Mr. Lipkus served as chief financial officer of First National Community Bancorp, Dunmore, Pennsylvania from September 2010 until August 2012. Prior to this position, from August 2006 until August 2009, Mr. Lipkus served as chief financial officer for First Commonwealth Financial Corporation, Indiana, Pennsylvania. From 2002 to 2006, Mr. Lipkus served as Controller for Valley National Bancorp, Wayne, NJ. Mr. Lipkus is a certified public accountant and has over 35 years of financial institution experience.

Named Executive Officers of Vecta Inc.’s principal subsidiary Sunnyside Federal Savings & Loan Association

Gerardina Mirtuono, President and Chief Operating Officer

Gerardina Mirtuono joined Sunnyside Federal Savings and Loan in March of 2010 as Senior Vice President and Chief Operating Officer, overseeing compliance management, human resources, retail banking, deposit operations, loan operations, and business continuity. She was elected to the bank’s Board of Directors’ in 2011, and was a Director of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) from 2013 until June 2022. Prior to that, from March 2008 until March 2010, Ms. Mirtuono was Senior Vice President and Chief Compliance Officer for The Park Avenue Bank in New York City. From 2001 until 2008, she was Senior Vice President and Chief Compliance Officer for Union State Bank, Orangeburg, New York. From 1996 to 2001, she was Senior Vice President and Director of Audit, Compliance & Risk Management at Premier National Bank, Lagrangeville, New York. Ms. Mirtuono has held the role of President of Sunnyside Federal since June 2022. With over 35 years of banking experience, her in depth knowledge in areas of risk management, regulatory compliance, bank operations, and corporate governance has been key to her success as an executive and director. She is a graduate of the American Bankers Association Stonier Graduate School of Banking, was recognized by the University of Pennsylvania’s Wharton School of Business with a Leadership Certificate, and maintains several professional designations such as a Certified Regulatory Compliance Manager (CRCM), Certified Internal Auditor (CIA), and Certified Trust Compliance Professional (CTCP). Her field of study was in Accounting and Economics.

Dong Yun (Kevin) Kim, Senior Vice President & Chief Lending Officer

Mr. Kim is experienced in the management of lending, including but not limited to strategic planning, credit approval, portfolio management and loan administration. He was previously a Senior Vice President & Chief Revenue Officer of KEB Hana Bank, NA and managed a lending team for two years. He was a Senior Vice President & SBA Team Leader of East West Bank and established a new SBA lending team in the Eastern Region for four years. From 2006 to 2014 he served as Senior Vice President & Chief Lending Officer of NewBank, where he led the bank to the top ranking in SBA 7(a) loan origination, and a number of Pinnacle awards from the NY District Office. Mr. Kim graduated from ABA Stonier Graduate School of Banking and serves on the board of directors of Healixa, Inc., and The Korean-American Chamber of Commerce in Greater New York.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. There were no amendments made to or waivers from the Company’s Code of Ethics in 2022. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Vecta Inc., One World Trade Center Suite 8500, New York, NY 10007, Attention, Corporate Secretary.

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders filed with the SEC on July 26, 2021.

Audit Committee

The Company’s Audit Committee consists of directors Joseph Mormak, who serves as Chairperson, Robert Geyer and John Leo, each of whom is “independent” under the Nasdaq corporate governance listing standards and SEC Rule 10A-3. The Company’s Board of Directors has determined that Mr. Mormak qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table. The table below sets forth the total compensation paid to or earned by our current Chairman, Chief Executive Officer and President, Fredrick Schulman, our former Chairman, Chief Executive Officer and President, Timothy D. Sullivan, Edward J. Lipkus, III, our Vice President and Chief Financial Officer, Gerardina Mirtuono, President and Chief Operating Officer of the Bank and Dong Yun (Kevin) Kim, Senior Vice President and Chief Lending Officer of the Bank for the years ended December 31, 2022 and 2021. Each individual listed in the table below is referred to as a named executive officer.

Name and principal position	Year	Salary ($)	Bonus ($)	All other Compensation(1) ($)	Total ($)
Timothy D. Sullivan(2)	2022	93,500	-	773,889	867,389
Former Chairman, Chief Executive Officer and President	2021	224,400	-	21,195	245,595

Fredrick Schulman(3)	2022	58,333	-	161	58,494
Chairman, Chief Executive Officer and President	2021	N/A	N/A	N/A	N/A

Gerardina Mirtuono	2022	207,500	-	545,517	753,017
President and Chief Operating Officer of Sunnyside Federal Savings & Loan	2021	162,000	-	15,301	177,301

Dong Yun (Kevin) Kim(4)	2022	122,740	-	4,127	126,868
Senior Vice President and Chief Lending Officer	2021	N/A	N/A	N/A	N/A

Edward J. Lipkus, III	2022	168,887	-	197,269	366,156
Vice President and Chief Financial Officer	2021	144,175	-	9,586	153,761

(1) The following table sets forth a break-down of the amounts included in the column entitled “All other compensation:”

Name	Employer Contributions to 401(k) Plan ($)	Change of Control Payment(a) ($)	ESOP ($)	Life Insurance Premiums Paid ($)	Total All Other Compensation ($)
Timothy D. Sullivan	2,805	673,200	96,597	1,287	773,889
Fredrick Schulman	-	-	-	161	161
Gerardina Mirtuono	5,925	469,031	68,869	1,693	545,517
Dong Yun (Kevin) Kim	3,886	-	-	242	4,127
Edward J. Lipkus, III	3,565	144,175	48,562	967	197,269

(a)	Mr. Sullivan, Ms. Mirtuono and Mr. Lipkus previously entered into employment agreements with the Company and the Bank under which each executive was entitled to a severance payment in connection with a change of control of the Company and the Bank (as defined in the employment agreement). On June 16, 2021, Mr. Sullivan, Ms. Mirtuono and Mr. Lipkus entered into that certain Settlement Agreement, pursuant to which the employment agreement of each executive was cancelled in its entirety immediately prior to the effective time of the merger with Vecta Partners LLC and provided for a one-time lump sum cash payment amount in satisfaction of the payment obligations of the Company and the Bank under each of the executive’s employment agreements with the Company and the Bank. The foregoing payment was made to each of Mr. Sullivan, Ms. Mirtuono and Mr. Lipkus on June 1, 2022 in connection with the closing of the Company’s merger with Vecta Partners LLC.
(2)	Mr. Sullivan was the Company’s former Chairman, Chief Executive Officer and President and retired on June 1, 2022 as a result of the Company’s merger with Vecta Partners LLC.
(3)	Mr. Schulman was appointed as the Company’s Chairman, Chief Executive Officer and President on June 1, 2022 in connection with the Company’s merger with Vecta Partners LLC.
(4)	Mr. Kim was appointed as Senior Vice President and Chief Lending Officer of the Bank on June 13, 2022.

Benefit Plans and Agreements

Employment Agreements

On June 16, 2021, Mr. Sullivan, Mr. Lipkus and Ms. Mirtuono entered into that certain Settlement Agreement pursuant to which, immediately prior to the effective time of the Company’s merger with Vecta Partners LLC, each executive’s employment agreement with the Company and the Bank was cancelled in its entirety and each executive was entitled to receive a one-time lump sum cash payment amount, equal to $673,200 for Mr. Sullivan, $144,175 for Mr. Lipkus and $469,031 for Ms. Mirtuono, in satisfaction of the payment obligations of the Company and the Bank under each of the executive’s employment agreements.

On June 1, 2022, in connection with the closing of the Company’s merger with Vecta Partners LLC, the Company and the Bank entered into new employment agreements with Edward J. Lipkus, III, Vice President and Chief Financial Officer of the Company and Gerardina Mirtuono, President and Chief Operating Officer of the Bank. The Company and the Bank also entered into employment agreements with Fredrick Schulman, current Chairman, Chief Executive Officer and President of the Company, and Dong Yun (Kevin) Kim, Senior Vice President and Chief Credit Officer of the Bank.

The employment agreements for Mr. Schulman, Ms. Mirtuono and Mr. Kim each have a three-year term and the agreement for Mr. Lipkus has a one-year term. Commencing on the first anniversary of the agreements and on each subsequent anniversary thereafter, the agreements will be renewed for an additional year so that the remaining term will be three years (one year for Mr. Lipkus), provided that, (i) at least 90 days prior to the renewal date, written notice has not been given to the executive that the term of the agreement will not be extended and (2) prior to each renewal the disinterested members of the Bank’s Board of Directors have reviewed and approved the extension. The current base salaries for Mr. Schulman, Ms. Mirtuono, Mr. Kim and Mr. Lipkus are $100,000, $240,000, $225,000 and $175,000, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, if any, and other fringe benefit plans, if any, applicable to executive employees. The executive’s employment may be terminated for cause (as defined in the agreements) at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following: (i) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position; (ii) relocation of executive’s principal place of employment by more than 50 miles in the case of Mr. Schulman and 15 miles in the case of Mr. Lipkus and Ms. Mirtuono (this provision does not apply in the case of involuntary termination by Mr. Kim) ; (iii) a material reduction in the base salary or benefits paid to the executive unless such reduction is employer-wide; (iv) a liquidation or dissolution of the Bank; or (v) a material breach of the employment agreement by the Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary the executive would be entitled to receive for the remaining unexpired term of the employment agreement and continuation of non-taxable medical and dental coverage substantially comparable, as reasonable available, to the coverage maintained by the Bank prior to the termination of the executive, with the executive paying his or her share of the employee premiums, for the remaining unexpired term of the agreement. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment if the executive is a “key employee” under the rules of the Internal Revenue Service.

In the event of a change in control (as defined in the agreements), followed by executive’s termination of employment for any reason other than cause (as defined in the agreements) within twelve (12) months thereafter, the executive would be entitled to receive as severance pay or liquidated damages, or both, a lump sum cash payment equal to the base salary the executive would be entitled to receive for the remaining unexpired term of the employment agreement, provided that the amount of the payment will not be less than eighteen (18) months of base salary in the case of Mr. Schulman and Ms. Mirtuono and twelve (12) months of base salary in the case of Mr. Lipkus and Mr. Kim. The executive would also be entitled to non-taxable medical and dental coverage substantially comparable, as reasonable available, to the coverage maintained by the Bank prior to the termination of the executive, with the executive paying his or her share of the employee premiums, for eighteen (18) months in the case of Mr. Schulman and Ms. Mirtuono and twelve (12) months in the case of Mr. Lipkus and Mr. Kim. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

The employment agreements also provide for benefits in the event of termination of the executive’s employment due to disability (as defined in the agreements) or in the event of the executive’s death during the term of the agreement.

The executive shall also be subject to certain restrictions on his or her ability to compete, or to solicit business or employees of the Company and the Bank for a period of one year following termination of employment (other than a termination in connection with a change in control).

2014 Equity Incentive Plan(1). In 2014, our stockholders approved the 2014 Equity Incentive Plan to provide employees and directors of the Company and the Bank with additional incentives to promote the growth and performance of the Company and to further align the interests of our directors and management with the interests of our stockholders by increasing the ownership interests of directors and management in the Company’s common stock. The 2014 Equity Incentive Plan is administered by the Compensation Committee. The 2014 Equity Incentive Plan authorizes the issuance of up to 1,547,325 shares of common stock, of which up to 1,190,250 shares of common stock may be delivered pursuant to the exercise of stock options and 357,075 shares of common stock may be issued pursuant to grants of restricted stock awards.

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

To date, the only grant of awards under the 2014 Equity Incentive Plan occurred on June 16, 2015 and included 157,500 restricted stock awards with twenty percent (20%) vesting annually over five years. At December 31, 2022, all of the grants made pursuant to the 2014 Equity Incentive Plan were vested.

401(k) Plan. The Company maintains the Sunnyside Federal Savings and Loan Association of Irvington 401(k) Profit-Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The Company’s named executive officers are eligible to participate in the 401(k) Plan just like any other employee. Employees are eligible to participate in the 401(k) Plan on the first day of the month coinciding with or immediately following their date of hire. There is no minimum age or service requirement to participate in the 401(k) Plan or to receive employer contributions.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. In addition to salary deferral contributions, The Company will make a matching contribution equal to 50% of the participant’s salary deferral contributions for the plan year that is not in excess of 6% of the participant’s annual salary. A participant is always 100% vested in his or her salary deferral contributions and employer matching contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with the Company.

During the year ended December 31, 2022, the Company recognized $25,797 as a 401(k) Plan expense.

Defined Benefit Pension Plan. The Company maintains a defined benefit pension plan (the “Pension Plan”). The amount of the Pension Plan benefit is based on an individual’s compensation and years of service. Effective April 15, 2008, the annual benefit provided to employees under the Pension Plan was frozen. During the year ended December 31, 2022, the Company recognized a pension credit of $(32,353).

(1)	Share data reflects that 15 to 1 stock dividend declared on June 1, 2022.

Director Compensation

The following table sets forth for the year ended December 31, 2022 certain information as to the total remuneration we paid to our directors other than Fredrick Schulman. Fredrick Schulman does not receive additional compensation for his service as a director. Information with respect to compensation paid to Fredrick Schulman is included above in “Executive Officer Compensation – Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Total ($)
William Boeckelman(1)	8,000	8,000
Deborah J. Elliot(2)	8,000	8,000
Walter G. Montgomery(3)	8,000	8,000
Mark Silber	15,000	15,000
Joseph Mormak	16,000	16,000
John Leo	16,000	16,000
Robert Geyer	13,500	13,500

Director Fees

For the year ended December 31, 2022, Directors Boeckelman, Elliot and Montgomery received $1,200 for each Board meeting attended plus an additional fee of $400 for each Audit Committee meeting attended until their resignation effective June 1, 2022. Following the Company’s merger with Vecta Partners LLC, effective as of June 1, 2022, all other directors received $2,500 per board meeting. Directors Mormak, Leo and Geyer also received $500 for each Audit Committee meeting attended.

(1)	Mr. Boeckelman resigned from the Company’s Board of Directors on June 1, 2022 in connection with the Company’s merger with Vecta Partners LLC, but remains a director of the Bank.
(2)	Ms. Elliot resigned from the Company’s Board of Directors on June 1, 2022 in connection with the Company’s merger with Vecta Partners LLC.
(3)	Mr. Montgomery resigned from the Company’s Board of Directors on June 1, 2022 in connection with the Company’s merger with Vecta Partners LLC, but remains a director of the Bank.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the “SEC” regarding such ownership. The following table sets forth, as of April 27, 2023, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock. The address of each of the named persons below is the address of the Company except as otherwise indicated.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(2)	Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

Vecta Partners LLC (1)
One World Trade Center, Suite 8500	15,930,976	100.0%
New York, NY 10006

Directors and Named Executive Officers:
Fredrick Schulman	__	__
Mark Silber	__	__
John Leo	__	__
Joseph Mormak	__	__
Robert Geyer	__	__
Gerardina Mirtuono	__	__
Edward J. Lipkus, III	__	__
Dong Yun (Kevin) Kim	__	__

All Directors and Executive Officers as a Group ([8 persons])	__	__

(1)	Based on a Schedule 13D/A filed jointly with the SEC on June 27, 2022 by (i) Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company; (ii) OppCapital Associates LLC, a Wyoming limited liability company and (iii) Mark M. Silber.
(2)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2022 with respect to compensation plans under which Company equity securities are authorized for issuance. As disclosed previously, the Company’s Employee Stock Ownership Plan was terminated during 2022 in connection with the consummation of the merger with Vecta Partners LLC. Equity compensation plans approved by stockholders consist of the Vecta Inc. 2014 Equity Incentive Plan (the “2014 Equity Plan’’) which was approved by stockholders on September 16, 2014.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Certain Related Persons

In the ordinary course of business, the Bank makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans to other borrowers not related to the Bank. Management believes that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to the Company’s executive officers and directors, but it contains a specific exemption from such prohibition for loans made by the Bank to the Company’s executive officers and directors in compliance with federal banking regulations. At December 31, 2022, all of the Bank’s loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Board Independence

The Board of Directors has determined that, with the exception of Frederick Schulman, the Company’s Chairman, President and Chief Executive Officer, each of the Company’s directors is “independent” as defined in the listing standards of the Nasdaq Stock Market which the Company chooses to follow for purposes of such determination. Mr. Schulman is not independent because he is an executive officer of the Company. There were no transactions required to be reported under “Transactions With Certain Related Persons,” above that were considered in determining the independence of the Company’s directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by Fontanella Associates, LLC for the audit of the Company’s annual financial statements for 2022 and 2021 were $64,000 and $47,000.

Audit-Related Fees. Fees billed for professional services rendered by Fontanella Associates, LLC that were reasonably related to the performance of the audits described above for 2022 and 2021 were $89,000 and $55,000.

Tax Fees. There were no fees billed for professional services by Fontanella Associates LLC for tax services for 2022 and 2021.

All Other Fees. There were no fees billed for professional services rendered for the Company by Fontanella Associates LLC for services other than those listed above for 2022 and 2021.

All of the 2022 and 2021 services described above were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) **

* Previously filed.

** Filed herewith.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vecta, Inc.

Date: April 28, 2023	By:	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Officer & President
(Duly Authorized Representative)

