Form 10-Q
period 2023-03-31
VECTA INC.
filed 2023-05-15
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55005

Vecta Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3001280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One World Trade Center, Suite 8500, New York, NY	10007
(Address of Principal Executive Offices)	Zip Code

(Registrant’s telephone number, including area code):

212-280-1000

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
(Not Applicable)	(Not Applicable)	(Not Applicable)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, there were 15,930,976 issued and outstanding shares of the Registrant’s Common Stock.

Vecta Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED StatementS of Financial Condition

	March 31,	December 31,
	2023	2022
Assets

Cash and cash equivalents	$7,191,549	$13,286,059
Certificates of deposit	250,000	250,000
Securities held to maturity, net; approximate fair value of $413,000 (March 31, 2023) and 407,000 (December 31,2022)	414,485	415,605
Securities available for sale	33,903,330	33,735,037
Loans receivable, net	30,760,630	28,562,632
Premises and equipment, net	5,352,490	5,355,021
Federal Home Loan Bank of New York and other stock, at cost	139,100	139,100
Accrued interest receivable	427,626	398,389
Cash surrender value of life insurance	2,588,305	2,571,968
Goodwill	5,622,899	5,622,899
Core deposit intangible	1,288,647	1,323,792
Other assets	453,523	236,353

Total assets	$88,392,584	$91,896,855

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$70,453,071	$74,555,554
Advances from borrowers for taxes and insurance	527,008	578,246
Other liabilities	715,484	445,644

Total liabilities	71,695,563	75,579,444

Commitments and contingencies	-	-

Stockholders’ equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 100,000,000 shares authorized and 15,930,976 shares issued	159,310	159,310
Additional paid-in capital	18,565,663	18,565,663
Accumulated deficit	(345,044)	(202,722)
Accumulated other comprehensive loss	(1,682,908)	(2,204,840)

Total stockholders’ equity	16,697,021	16,317,411

Total liabilities and stockholders’ equity	$88,392,584	$91,896,855

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed CONSOLIDATED Statement of Operations

Three Months Ended
March 31,
2023

Interest and dividend income:
Loans	$421,808
Investment securities	125,431
Mortgage-backed securities	315,065
Federal funds sold and other earning assets	110,788

Total interest and dividend income	973,092

Interest expense:
Deposits	97,748
Borrowings	-

Total interest expense	97,748

Net interest income	875,344

Provision for loan losses	6,719

Net interest income after provision for loan losses	868,625

Non-interest income:
Fees and service charges	17,820
Income on bank owned life insurance	16,337

Total non-interest income	34,157

Non-interest expense:
Compensation and benefits	591,989
Occupancy and equipment, net	87,269
Data processing service fees	106,045
Professional fees	117,318
Federal deposit insurance premiums	5,417
Amortization of core deposit intangible	35,145
Advertising and promotion	29,291
Other	62,962

Total non-interest expense	1,035,436

Loss before income tax	(132,654)

Income tax expense	9,668

Net loss	$(142,322)

Basic and diluted income per share	$(0.01)
Weighted average shares outstanding, basic and diluted	15,930,976

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statement of Comprehensive Income (Loss)

Three months ended
March 31,
2023

Net loss	$(142,322)

Other comprehensive income (loss), before tax (benefit):

Definded benefit pension plan:
Amortization of loss	16
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	521,916

Other comprehensive income, before tax	521,932

Income tax expense (benefit) related to items of other comprehensive income (loss)	-

Other comprehensive income, net of tax	521,932

Comprehensive income	$379,610

The accompanying notes are an integral part of these consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	$159,310	$18,565,663	$(202,722)	$(2,204,840)	$16,317,411

Net (loss) for the three months ended March 31, 2023	-	-	(142,322)	-	(142,322)

Other comprehensive income, net of tax	-	-	-	521,932	521,932

Balance at March 31, 2023	$159,310	$18,565,663	$(345,044)	$(1,682,908)	$16,697,021

The accompanying notes are an integral part of these consolidated financial statements.

VECTA INC. AND SUBSIDIARY

Condensed cONSOLIDATED Statement of Cash Flows

Three months ended
March 31,
2023

Cash flows from operating activities:
Net (loss)	$(142,322)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	40,436
Amortization of premiums and accretion of discounts, net	(140,936)
Amortization of deferred loan fees and costs, net	2,771
Amortization of core deposit intangible	35,145
Provision for loan losses	6,719
Increase in accrued interest receivable	(29,237)
Increase in cash surrender value of life insurance	(16,337)
Increase in other assets	(217,170)
Increase in other liabilities	269,856

Net cash used in operating activities	(191,075)

Cash flows from investing activities:
Repayments and maturities of securities held to maturity	1,061
Repayments and maturities of securities available for sale	454,513
Loan originations, net of principal repayments	(2,164,616)
Purchase of premises and equipment	(37,905)

Net cash used in investing activities	(1,746,947)

Cash flows from financing activities:
Net decrease in deposits	(4,105,250)
Net decrease in advances from borrowers for taxes and insurance	(51,238)

Net cash used in financing activities	(4,156,488)

Net decrease in cash and cash equivalents	(6,094,510)

Cash and cash equivalents at beginning of period	13,286,059

Cash and cash equivalents at end of period	$7,191,549

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$98,549
Income taxes	$4,908

The accompanying notes are an integral part of these consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate History, Nature of Business and Merger Acquisition

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta,” “Vecta Inc.” or the “Company”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, (“Sunnyside Federal” or the “Bank”) a federally-chartered savings and loan association, founded in 1930, and the wholly-owned subsidiary of Vecta Inc. upon consummation of Sunnyside Federal’s mutual to stock conversion. The Bank conversion was consummated in July 2013 at which time Sunnyside Bancorp, Inc. became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

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

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations were included in Vecta Inc.’s December 31, 2022 consolidated financial statements from the date of acquisition, or June 1, 2022.

On June 1, 2022, the Board of Directors of Vecta Inc. authorized and approved a 15-for-1 stock dividend to the existing shareholders of Vecta Inc. The 15-for-1 stock dividend was consummated on July 18, 2022.

On June 29, 2022, Vecta Partners made an additional capital contribution of $4.5 million to Vecta Inc. in exchange for 222,222 shares of Vecta Inc.’s common stock.

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of March 31, 2023, Vecta Inc. had 15,930,976 shares of common stock outstanding and no shares of preferred stock outstanding.

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in a separate component of retained earnings. As of March 31, 2023, the Company had no securities classified as held for trading.

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

Loans Receivable

Loans receivable are stated as unpaid principal balances less the allowance for loan losses and net deferred loan fees.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Allowance for Loan Losses (Cont’d)

On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (“Topic 326”), which replaced the incurred loss methodology for determining our allowance for credit losses and related provision for credit losses with an expected loss methodology that is referred to as the Current Expected Credit Loss (“CECL”) model. CECL is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. Upon adoption of ASU 2016-13, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. CECL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of credit losses involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine expected credit losses. The Company utilizes peer data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle.

Management also considers certain qualitative factors in its evaluation of expected credit losses including lending practices, ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

Individually Evaluated Loans: Prior to the adoption of ASU 2016-13 on January 1, 2023, a loan was individually evaluated when the loan was considered impaired. A loan was considered to be impaired when based on current information and events, it was probable that the Company would not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments.

With the adoption of ASU 2016-13, loans that do not share risk characteristics with existing pools are evaluated on an individual basis. The Company considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral. When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the three months ended March 31, 2023. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The Company did not recognize any interest and penalties for the three months ended March 31, 2023. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2018.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Equity Incentive Plan:

The Company maintains an equity incentive plan (the “Stock Incentive Plan”). Stock options and restricted stock may be granted to directors, officers and other employees of the Company. The maximum number of shares which may be issued upon exercise of the options under the plan cannot exceed 1,190,250 shares. The maximum number of shares of stock that may be issued as restricted stock awards cannot exceed 357,075.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Leases

The Company leases an office facility that is not significant. For operating leases other than those considered to be short-term, defined as leases of 12 months or less, the Company recognizes operating lease right-of-use (“ROU”) assets and related lease liabilities at the time of lease commencement. ROU assets represent the Company’s right to use the underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments under the leases. ROU assets and operating lease liabilities are reported as components of other assets and other liabilities, respectively, on our accompanying consolidated balance sheets. Leases with terms of 12 months or less are recognized in the income statement over the lease term.

In recognizing ROU assets and related lease liabilities, the Company accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. To estimate the present value of lease payments over the expected lease term, the Company uses interest rates on advances from the FHLB at the time of commencement. The Company’s lease term may include options to extend or terminate the leases when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term and is included in net occupancy expense in the consolidated statements of operations.

For the quarter ended March 31, 2023, the Company entered into one three year operating lease with the present value of future lease payments of $173,000 which is recorded as a ROU asset and liability in the Company’s consolidated statements of financial condition. The expense related to this lease totaled $5,000 for the three months ended March 31, 2023.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are a smaller reporting company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated its March 31, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

3. CERTIFICATES OF DEPOSIT

	March 31,	December 31,
	2023	2022

Maturing in:
After one to five years	$250,000	$250,000

4. SECURITIES

	March 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,158	$215	$-	$350,373
Mortgage-backed securities	64,327	-	2,090	62,237

	$414,485	$215	$2,090	$412,610

Securities available for sale:
U.S. government and agency obligations	$12,925,509	$-	$785,588	$12,139,921
Mortgage-backed securities	22,450,070	-	686,661	21,763,409

	$35,375,579	$-	$1,472,249	$33,903,330

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,226	$-	$6,720	$343,506
Mortgage-backed securities	65,379	-	2,320	63,059

	$415,605	$-	$9,040	$406,565

Securities available for sale:
U.S. government and agency obligations	$12,862,316	$-	$1,193,169	$11,669,147
Mortgage-backed securities	22,866,886	239	801,235	22,065,890

	$35,729,202	$239	$1,994,404	$33,735,037

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $245,000, $4.8 million and $7.9 million, at March 31, 2023 ($256,000, $5.2 million and $8.0 million, at December 31, 2022). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $9.5 million at March 31, 2023 ($9.5 million at December 31, 2022).

There were no sales of securities held to maturity or available for sale for the three months ended March 31, 2023.

4. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at March 31, 2023 and December 31, 2022 by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	March 31, 2023
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$5,588,422	$5,552,457
After one to five years	-	-	5,977,068	5,876,856
After five to ten years	-	-	6,800,507	6,427,550
After ten years	414,485	412,610	17,009,582	16,046,467

	$414,485	$412,610	$35,375,579	$33,903,330

	December 31, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,598,318	$2,589,582
After one to five years	-	-	8,953,594	8,820,721
After five to ten years	-	-	6,861,502	6,303,252
After ten years	415,605	406,565	17,315,788	16,021,482

	$415,605	$406,565	$35,729,202	$33,735,037

4. SECURITIES (Cont’d)

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at March 31, 2023 and December 31, 2022, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	March 31, 2023
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$-	$-	$-	$-
Mortgage-backed securities	62,237	2,090	-	-

	62,237	2,090	-	-

Securities available for sale:
U.S. government and agency obligations	12,139,921	785,588	-	-
Mortgage-backed securities	21,763,409	686,661	-	-

	33,903,330	1,472,249	-	-

	$33,965,567	$1,474,339	$-	$-

	December 31, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$343,506	$6,720	$-	$-
Mortgage-backed securities	63,059	2,320	-	-

	406,565	9,040	-	-

Securities available for sale:
U.S. government and agency obligations	11,669,147	1,193,169	-	-
Mortgage-backed securities	21,946,311	801,235	-	-

	33,615,458	1,994,404	-	-

	$34,022,023	$2,003,444	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 44 securities were in an unrealized loss position at March 31, 2023 (45 at December 31, 2022). The Company generally purchases securities issued by Government Sponsored Enterprises (“GSE”). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis.

4. SECURITIES (Cont’d)

The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2023 and at December 31, 2022 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

Securities available for sale with a carrying value of approximately $3.6 million as of March 31, 2023 have been pledged to secure advances from the FHLB.

5. LOANS RECEIVABLE, NET

	March 31,	December 31,
	2023	2022
Mortgage loans:
Residential 1-4 family	$9,467,385	$9,676,089
Commercial and multi-family	19,067,303	16,438,436
Home equity lines of credit	158,540	170,468

	28,693,228	26,284,993
Other loans:
Passbook	4,473	5,789
Student	2,249,351	2,337,460
Commercial	1,033,793	1,164,210

	3,287,617	3,507,459

Total loans	31,980,845	29,792,452

Less:
Purchase Accounting Credit Adjustment	741,140	774,063
Purchase Accounting Discount	363,677	373,626
Deferred loan fees (costs and premiums), net	18,549	2,841
Allowance for loan losses	96,849	79,290

	1,220,215	1,229,820

	$30,760,630	$28,562,632

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $95,000 and $98,000 at March 31, 2023 and at December 31, 2022 respectively.

As a result of the acquisition of Sunnyside Federal, the loan portfolio was segregated into performing and non-performing loans to determine the credit adjustment. The credit component of total loans reflected an aggregate original pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal allowance for loan and lease losses analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

5. LOANS RECEIVABLE, NET (Cont’d)

Activity in this credit adjustment is summarized as follows:

Three months ended
March 31,
2023

Balance at beginning of period	$774,063
Amortization	(32,923)
Charge -offs	-

Balance at end of period	$741,140

In addition to the above credit adjustment, the Company maintains an allowance for loan losses for new loans originated and for qualitative changes in the existing loan portfolio.

Activity in the allowance for loan losses is summarized as follows:

Three months ended
March 31,
2023

Balance at beginning of period	$79,290
Provision for loan losses	6,719
Recoveries	10,840

Balance at end of period	$96,849

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. There are no specific allowances as of March 31, 2023 and December 31, 2022. The general component covers pools of loans by loan class not considered impaired, as well as smaller balance homogeneous loans, such as one-to-four family real estate, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

2.	National, regional, and local economic and business conditions including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio and terms of loans.

5. LOANS RECEIVABLE, NET (Cont’d)

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

5. LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	March 31, 2023
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial
	1-4 Family	Multi-Family	Equity	Student	and Other	Total
	(In thousands)

Pass	$9,467	$17,297	$159	$2,096	$1,007	$30,026
Special Mention	-	760	-	22	-	782
Substandard	-	1,010	-	131	32	1,173

Total	$9,467	$19,067	$159	$2,249	$1,039	$31,981

	December 31, 2022
	Mortgage Loans
		Commercial
	Residential	Real Estate and	Home		Commercial
	1-4 Family	Multi-Family	Equity	Student	and Other	Total
	(In thousands)

Pass	$9,676	$14,497	$170	$2,132	$1,170	$27,645
Special Mention	-	767	-	137	-	904
Substandard	-	1,174	-	69	-	1,243

Total	$9,676	$16,438	$170	$2,338	$1,170	$29,792

The following table provides information about loan delinquencies at the dates indicated:

	March 31, 2023
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,467	$9,467	$-
Commercial real estate and multi-family	599	-	234	833	18,234	19,067	-
Home equity lines of credit	-	-	-	-	159	159	-
Student	58	22	26	106	2,143	2,249	-
Commercial and other	-	-	-	-	1,039	1,039	-

	$657	$22	$260	$939	$31,042	$31,981	$-

5. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2022
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
				(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,676	$9,676	$-
Commercial real estate and multi-family	-	-	234	234	16,204	16,438	-
Home equity lines of credit	-	-	-	-	170	170	-
Student	134	38	-	172	2,166	2,338	-
Commericial and other	-	-	-	-	1,170	1,170	-

	$134	$38	$234	$406	$29,386	$29,792	$-

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	March 31,	December 31,
	2023	2022
	(In thousands)
Non-accrual loans:
Residential 1-4 family	$-	$-
Commercial real estate and multi-family	234	234
Home equity lines of credit	-	-
Student	131	69
Commercial and other	-	-

Total non-accrual loans	365	303

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$365	$303

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $5,800 for the three months ended March 31, 2023. The was no interest income recognized on non-accrual loans during three months ended March 31, 2023.

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

The Company did not have any troubled debt restructurings at or during the three months ended March 31, 2023.

5. LOANS RECEIVABLE, NET (Cont’d)

The following table presents the activity in the allowance for loan losses by loan type for the period indicated:

	Three months ended
	March 31, 2023
	Mortgage Loans
		Commercial
	Residential	and Multi-	Home
	1-4 Family	Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$-	$56	$-	$23	$-	$-	$79
Provision for loan losses	4	12	-	(9)	-	-	7
Recoveries	-	-	-	11	-	-	11

Ending Balance	$4	$68	$-	$25	$-	$-	$97

6. GOODWILL AND CORE DEPOSIT INTANGIBLE

As a result of the Merger pursuant to which Vecta Partners LLC acquired all of the outstanding shares of Vecta Inc., goodwill of $5.6 million was recorded. Goodwill will be evaluated for impairment on an annual basis.

In addition to goodwill, a core deposit intangible of $1.4 million was recorded. The core deposit intangible is being amortized straight-line over a ten year period at approximately $140,580 per year.

7. BORROWINGS

At March 31, 2023, the Company had a borrowing capacity at the FHLB of $26.6 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at March 31, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	March 31,	December 31,
	2023	2022

Unrealized net loss on pension plan	(210,659)	(210,675)
Unrealized loss on securities available for sale	(1,472,249)	(1,994,165)

Accumulated other comprehensive loss before taxes	(1,682,908)	(2,204,840)

Tax effect	-	-

Accumulated other comprehensive loss	$(1,682,908)	$(2,204,840)

9. REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of March 31, 2023, and December 31, 2022, the Bank exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since March 31, 2023 that management believes have changed the Bank’s capital ratings.

The following table presents the Bank’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

March 31, 2023

Tangible Capital	$11,442	13.62%	$1,260	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,539	24.16%	5,016	10.50%	$4,777	10.00%	$5,016	10.50%
Common Equity Tier 1 Capital	11,442	23.95%	3,344	7.00%	3,105	6.50%	3,344	7.00%
Tier 1 Risk-based Capital	11,442	23.95%	4,060	8.50%	3,821	8.00%	4,060	8.50%
Tier 1 Leverage Capital	11,442	13.62%	3,360	4.00%	4,201	5.00%	N/A	N/A

December 31, 2022

Tangible Capital	$11,278	13.04%	$1,298	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,357	24.61%	4,846	10.50%	$4,615	10.00%	$4,846	10.50%
Common Equity Tier 1 Capital	11,278	24.44%	3,230	7.00%	3,000	6.50%	3,230	7.00%
Tier 1 Risk-based Capital	11,278	24.44%	3,923	8.50%	3,692	8.00%	3,923	8.50%
Tier 1 Leverage Capital	11,278	13.04%	3,460	4.00%	4,325	5.00%	N/A	N/A

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

A. Fair Value Measurements (Cont’d)

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2023. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2023:
Securities available for sale	$33,903,330	$-	$33,903,330	$-

December 31, 2022:
Securities available for sale	$33,735,037	$-	$33,735,037	$-

There were no assets measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

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

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31,		December 31,
	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$7,192	$7,192	$13,286	$13,286
Certificates of deposit	250	250	250	250
Securities held to maturity	415	413	416	407
Securities available for sale	33,903	33,903	33,735	33,735
Loans receivable	30,761	29,362	28,563	28,102
FHLB and other stock, at cost	139	139	139	139
Accrued interest receivable	428	428	398	398

Financial liabilities:
Deposits	70,453	70,687	74,556	74,646

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), plus the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections, and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business, including the speed and predictability of changes in these risks;

●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;

●	our ability to retain deposits and attract new deposits and loans and the composition and terms of such deposits and loans;

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;

●	increased competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing an SBA lending program;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the U.S. and abroad;

●	natural disasters, earthquakes, fires, and severe weather;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

Vecta Inc. Acquisition by Vecta Partners

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta Inc.” or “Vecta”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, a federally-chartered savings and loan association and the wholly-owned subsidiary of Vecta Inc. (“Sunnyside Federal” or the “Bank”), upon consummation of Sunnyside Federal’s mutual to stock conversion. The conversion was consummated in July 2013 at which time Sunnyside Bancorp, Inc. became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

As further disclosed in Note 2 (Business Combination) included in the Company’s 2022 Form 10-K, on June 1, 2022 (the “Closing Date”), Vecta Partners LLC (formerly known as Rhodium BA Holdings LLC), a Delaware limited liability company (“Vecta Partners”), completed its acquisition of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.), a Maryland corporation, pursuant to the Agreement and Plan of Merger, dated as of June 16, 2021, as amended on August 26, 2021 (the “Merger Agreement”), by and among Vecta Partners, Rhodium BA Merger Sub, Inc., a Maryland corporation (“Merger Sub”), Mark Silber, Vecta Inc. and Sunnyside Federal. Pursuant to the Merger Agreement and subject to the terms and conditions thereof, on the Closing Date, Merger Sub merged with and into Vecta Inc. (the “Merger”), with Vecta Inc continuing as the surviving corporation and a wholly-owned subsidiary of Vecta Partners.

Under the terms of the Merger Agreement, Vecta Partners acquired all of the outstanding common stock of Vecta Inc. at a price of $20.25 per share in cash. The aggregate value of the merger consideration was approximately $15.3 million. Vecta Partners incurred approximately $6.1 million in merger related acquisition costs.

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s March 31, 2023 consolidated financial statements from the date of acquisition, or June 1, 2022.

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

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of March 31, 2023, Vecta Inc. had 15,930,976 of common stock shares outstanding and no shares of preferred stock outstanding.

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

Executive Officer Who is Not Also a Director

Edward J. Lipkus, III, Vice President and Chief Financial Officer

Edward J. Lipkus, III, age 59, since May 2014 has served as Chief Financial Officer of Vecta Inc. and its wholly-owned subsidiary. Prior to this appointment, Mr. Lipkus served as chief financial officer of First National Community Bancorp, Dunmore, Pennsylvania from September 2010 until August 2012. Prior to this position, from August 2006 until August 2009, Mr. Lipkus served as chief financial officer for First Commonwealth Financial Corporation, Indiana, Pennsylvania. From 2002 to 2006, Mr. Lipkus served as Controller for Valley National Bancorp, Wayne, NJ. Mr. Lipkus is a certified public accountant and has over 35 years of financial institution experience.

Named Executive Officers of Vecta Inc.’s principal subsidiary, Sunnyside Federal Savings & Loan Association

Gerardina Mirtuono, President and Chief Operating Officer

Gerardina Mirtuono joined Sunnyside Federal in March of 2010 as Senior Vice President and Chief Operating Officer, overseeing compliance management, human resources, retail banking, deposit operations, loan operations, and business continuity. She was elected to the bank’s Board of Directors’ in 2011, and was a Director of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) from 2013 until June 2022. Prior to that, from March 2008 until March 2010, Ms. Mirtuono was Senior Vice President and Chief Compliance Officer for The Park Avenue Bank in New York City. From 2001 until 2008, she was Senior Vice President and Chief Compliance Officer for Union State Bank, Orangeburg, New York. From 1996 to 2001, she was Senior Vice President and Director of Audit, Compliance & Risk Management at Premier National Bank, Lagrangeville, New York. Ms. Mirtuono has held the role of President of Sunnyside Federal since June 2022. With over 35 years of banking experience, her in depth knowledge in areas of risk management, regulatory compliance, bank operations, and corporate governance has been key to her success as an executive and director. She is a graduate of the American Bankers Association Stonier Graduate School of Banking, was recognized by the University of Pennsylvania’s Wharton School of Business with a Leadership Certificate, and maintains several professional designations such as a Certified Regulatory Compliance Manager (CRCM), Certified Internal Auditor (CIA), and Certified Trust Compliance Professional (CTCP). Her field of study was in Accounting and Economics.

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

Supplemental Information

Supplemental Financial Disclosure and Information

As described in Note 1. (Summary of Significant Accounting Policies – Corporate History, Nature of Business and Merger Acquisition) to the financial statements, included in Item 1. (Financial Statements) in Part I. (Financial Information) of this Quarterly Report above, and discussed above in this Item 2. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), the acquisition by Vecta Partners of all of the outstanding common stock of Vecta Inc., pursuant to the Merger, was accounted for under the acquisition method of accounting. Following the Merger, Vecta Inc. remains the holding company for the Bank.

Pursuant to applicable accounting rules and guidance, as a result of the Merger, the operations of the Bank prior to the June 1, 2022 Closing Date of the Merger are not reflected in the financial statements included in Item 1 (Financial Statements) in Part I (Financial Information) of this Quarterly Report. However, management has elected to provide the following supplemental financial disclosure and information to provide the reader of this Quarterly Report a clearer understanding of Vecta Inc.’s and the Bank’s consolidated financial performance as if the operations of Vecta Inc. and the Bank, on a consolidated basis, prior to the closing of the Merger on June 1, 2022 were included in the financial statements:

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS

	Three Months Ended
	March 31,
	2023	2022

Interest and dividend income:
Loans	$421,808	$360,095
Investment securities	125,431	68,871
Mortgage-backed securities	315,065	192,262
Federal funds sold and other earning assets	110,788	3,182

Total interest and dividend income	973,092	624,410

Interest Expense:
Deposits	97,748	52,897
Borrowings	-	5,194

Total interest expense	97,748	58,091

Net interest income	875,344	566,319

Provision for loan losses	6,719	7,895

Net interest income after provision for loan losses	868,625	558,424

Non-interest income:
Fees and service charges	17,820	16,532
Income on bank owned life insurance	16,337	16,687

Total non-interest income	34,157	33,219

Non-interest expense:
Compensation and benefits	591,989	286,001
Occupancy and equipment, net	87,269	71,623
Data processing service fees	106,045	84,424
Merger-related expenses	-	21,250
Professional fees	117,318	90,719
Federal deposit insurance premiums	5,417	6,395
Amortization of core deposit intangible	35,145	-
Advertising and promotion	29,291	12,886
Other	62,962	49,088

Total non-interest expense	1,035,436	622,386

Loss before income tax (benefit)	(132,654)	(30,743)

Income tax expense (benefit)	9,668	(849)

Net loss	$(142,322)	$(29,894)

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets decreased $3.5 million, or 3.8%, to $88.4 million at March 31, 2023 from $91.9 million at December 31, 2022. The decrease was primarily due to a decrease in cash of $6.1 million partly offset by an increase in loans of $2.2 million. Total liabilities decreased $3.9 million from $75.6 million at December 31, 2022 to $71.7 million at March 31, 2023, primarily due to a decrease in deposits of $4.1 million.

Cash decreased $6.1 million mainly due to the $4.1 million decrease in deposits and the $2.2 million increase in loans.

Net loans receivable increased $2.2 million, or 7.7% to $30.8 million at March 31, 2023 from $28.6 million at December 31, 2022. The increase was primarily due to the origination of new CRE loans totaling $3.0 million.

At March 31, 2023, our investment in bank-owned life insurance increased $16,000 to $2.6 million from $2.6 million at December 31, 2022. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses, and we have not made any additional contributions to our bank-owned life insurance since 2002.

Goodwill and the core deposit intangible of $5.6 million and $1.3 million, respectively, at March 31, 2023 is a result of the purchase accounting adjustments related to the acquisition. Core deposit intangible decreased $35,000, or 2.7% as a result of regular scheduled amortization.

Total deposits decreased $4.1 million, or 5.5%, to $70.5 million at March 31, 2023 from $74.6 million at December 31, 2022. The decrease resulted primarily from decreases in Savings accounts and NOW accounts of $3.0 million and $1.6 million respectively, partly offset by increases in certificates of deposit and MMF accounts of $489,000 and $163,000 respectively.

Total equity increased $380,000 or 2.3%, to $16.7 million at March 31, 2023 from $16.3 million at December 31, 2022 as a result of the decrease in unrealized losses on securities available for sale of $522,000, partially offset by the net loss for the quarter of $142,000.

Comparison of Results of Operations for the Quarters Ended March 31, 2023 and March 31, 2022

General. We recorded a net loss of $142,000 for the quarter ended March 31, 2023 compared to a net loss of $30,000 for the quarter ended March 31, 2022. The increase in net loss resulted primarily from an increase in non-interest expense partly offset by an increase in net interest income.

Net Interest Income. Net interest income increased $309,000 to $875,000 for the three months ended March 31, 2023 compared to $566,000 for the three months ended March 31, 2022, primarily due to an increase in interest income partly offset by an increase in interest expense. Interest and dividend income increased $349,000, or 55.8%, to $973,000 for the three months ended March 31, 2023 from $624,000 for the three months ended March 31, 2022. Interest expense increased $40,000, or 68.3%, to $98,000 for the first quarter of 2023, compared to $58,000 for the first quarter of 2022.

The average yield on our loans increased 85 basis points, the average yield on our investment securities increased 290 basis points and the average yield on mortgage-backed securities increased 307 basis points during the quarter ended March 31, 2023 compared to the same quarter in 2022. Our net interest rate spread increased 210 basis points to 4.73% for the quarter ended March 31, 2023 from 2.63% for the quarter ended March 31, 2022 and our net interest margin increased 213 basis points to 4.80% for the 2023 quarter from 2.67% for the 2022 quarter. Average interest-earning assets decreased $11.9 million, or 13.9%, to $74.0 million for the quarter ended March 31, 2023 from $85.9 million for the quarter ended March 31, 2022.

Interest and Dividend Income. Interest and dividend income increased $349,000, or 55.8%, to $973,000 for the quarter ended March 31, 2023 from $624,000 for the quarter ended March 31, 2022. The increase resulted primarily from increases in interest income on mortgage-backed securities, federal funds sold and other earning assets, loans and investment securities of $123,000, $108,000, $62,000 and $57,000, respectively.

Interest income on mortgage backed securities increased $123,000 primarily due to a 307 basis point increase in yield to 5.79% for the quarter ended March 31, 2023 from 2.72% for the quarter ended March 31, 2022, partly offset by a $6.5 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $108,000 to $111,000 for the three months ended March 31, 2023 from $3,000 for the three months ended March 31, 2022. This increase was mainly due to a 435 basis point increase in yield from 0.24% for the 2022 quarter to 4.59% for the 2023 quarter as well as an increase of $4.3 million in average balances.

Interest income on loans increased $62,000 to $422,000 for the three months ended March 31, 2023 compared to $360,000 for the same period in 2022 primarily due to an 85 basis point increase in yield.

Interest income on investment securities increased $57,000 primarily due to a 290 basis point increase in yield from 1.29% for the first quarter of 2022 to 4.19% for the first quarter of 2023, partly offset by a decrease in average balances of $9.6 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB increased $40,000, or 68.3%, to $98,000 for the quarter ended March 31, 2023 from $58,000 for the quarter ended March 31, 2022. The increase was primarily due to an increase of $45,000 in interest expense on deposits, partly offset by s $5,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the quarter ended March 31, 2023 increased 28 basis points to 0.60% compared to 0.32% for the quarter ended March 31, 2022. Average interest-bearing liabilities decreased $8.6 million, or 11.6%, to $65.6 million for the quarter ended March 31, 2023 from $74.2 million for the quarter ended March 31, 2022. The average balance of savings increased 325,000, or 1.1% while the average balance of NOW deposits and certificates of deposit decreased $1.4 million and $6.2 million, respectively. The average balance of FHLB advances decreased $1.3 million to $0 for the quarter ended March 31, 2023 from $1.3 million for the quarter ended March 31, 2022.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended March 31, 2023 we recorded a $7,000 provision compared to a $8,000 provision for the quarter ended March 31, 2022. As a result of the Merger, the allowance for loan losses was replaced with a credit mark with a balance of $741,000 at March 31, 2023 compared to $774,000 at December 31, 2022. In addition, the allowance for loan losses was $97,000 at March 31, 2023 compared to $79,000 at December 31, 2022. There were no charge-offs and $11,000 in recoveries for the quarter ended March 31, 2023 compared to no charge-offs and less than $1,000 in recoveries for the quarter ended March 31, 2022. (See Note 5 “Loans Receivable, Net” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income increased $1,000 or 2.83% to $34,000 for the quarter ended March 31, 2023 compared to $33,000 for the quarter ended March 31, 2022, primarily due to increases in fees and service charges.

Non-interest Expense. Non-interest expense increased $413,000, or 66.4%, to $1.0 million for the quarter ended March 31, 2023 from $622,000 for the quarter ended March 31, 2022. The increase was primarily due to higher compensation and benefits expense, amortization of core deposit intangibles, professional fees, data processing expense, advertising and promotion expense and occupancy expense, partly offset by a decrease in merger-related expenses.

Compensation and benefits expense increased $306,000 or 107.0% primarily related to additional staffing levels. Amortization of core deposit intangible increased $35,000 as a result of recording a $1.4 million intangible related to the acquisition. See Note 2 (Business Combination) included in the Company’s Form 10-K. Professional fees increased $27,000, or 29.3% primarily due to higher accounting and auditing fees. Data processing service fees increased $22,000 or 25.6% primarily due to higher costs related to technology and new product initiatives. Advertising and promotion expenses increased $16,000, or 127.3% due to new marketing and website initiatives. Occupancy expense increased $16,000, or 21.8% primarily due to higher taxes and utilities. Merger-related expenses decreased $21,000 because the merger was completed during the second quarter of 2022 and no expense was incurred in the first quarter of 2023.

Income Tax Expense. We recorded a $10,000 income tax expense for the quarter ended March 31, 2023 compared to a $1,000 income tax benefit for the quarter ended March 31, 2022. Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on bank owned life insurance and non-deductible merger related expenses.

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

	For the Three Months Ended March 31,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost
				(In thousands)

Interest-earning assets:
Loans	$30,009,235	$421,808	5.70%	$30,110,558	$360,095	4.85%
Investment securities	12,156,385	125,431	4.19%	21,736,090	68,871	1.29%
Mortgage-backed securities	22,084,533	315,065	5.79%	28,621,921	192,262	2.72%
Fed funds sold and other interest-earning assets	9,782,719	110,788	4.59%	5,470,697	3,182	0.24%
Total interest-earning assets	74,032,872	973,092	5.33%	85,939,266	624,410	2.95%
Non-interest-earning assets	16,623,707			6,108,019
Total assets	$90,656,579			$92,047,285

Interest Bearing Liabilities
Transaction Accounts	$13,019,462	1,604	0.05%	$14,382,379	1,772	0.05%
Regular Savings	29,178,763	13,671	0.19%	28,853,753	13,385	0.19%
Money Markets	2,627,808	646	0.10%	2,678,613	649	0.10%
Certificates of Deposits	20,803,396	81,827	1.60%	26,961,598	37,091	0.56%
Advances from FHLB and FRB of NY	-	-		1,338,719	5,194	1.57%
Total Interest Bearing Liabilities	65,629,429	97,748	0.60%	74,215,062	58,091	0.32%
Non-Interest Bearing Liabilities	8,879,093			9,416,480
Total Liabilities	74,508,522			83,631,542

Equity	16,148,057			8,415,743
Total Liabilities and Equity	$90,656,579			$92,047,285
Net Interest Income		$875,344			$566,319
Interest Rate Spread (1)			4.73%			2.63%
Net Interest-Earning Assets (2)	$8,403,443			$11,724,204
Net Interest Margin (3)		4.80%			2.67%
Average Interest-Earning Assets to Average Interest-Bearing Liabilities	112.80%			115.80%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s common stock during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Vecta Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-187317), initially filed with the SEC on March 15, 2013)

3.2	Articles of Amendment to the Articles of Incorporation of Vecta Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022)

3.3	Bylaws of Vecta Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-187317), initially filed with the SEC on March 15, 2013)

4.1	Form of Common Stock Certificate of Vecta Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File no. 333-187317), initially filed with the SEC on March 15, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:	May 15, 2023	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Officer and President

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President and Chief Financial Officer

