Form 10-Q
period 2023-06-30
VECTA INC.
filed 2023-08-14
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 17,906,285 issued and outstanding shares of the Registrant’s Common Stock.

Vecta Inc.

Form 10-Q

Index

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition as of June 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 (unaudited) and for the One Month Ended June 30, 2022 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2023 (unaudited) and for the One Month Ended June 30, 2022 (unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholder’s Equity for the Three and Six Months Ended June 30, 2023 (unaudited) and for the One Month Ended June 30, 2022 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 (unaudited) and for the One Month Ended June 30, 2022 (unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

Part II. Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

	Signature Page	50

i

Part I. – Financial Information

Item 1. Financial Statements

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED StatementS of Financial Condition

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and cash equivalents	$9,020,465	$13,286,059
Certificates of deposit	250,000	250,000
Securities held to maturity, net	413,380	415,605
Securities available for sale, at fair value	33,181,991	33,735,037
Loans receivable, net	31,469,894	28,562,632
Premises and equipment, net	5,335,002	5,355,021
Federal Home Loan Bank of New York and other stock, at cost	134,100	139,100
Accrued interest receivable	394,439	398,389
Cash surrender value of life insurance	2,604,689	2,571,968
Goodwill	5,632,477	5,622,899
Core deposit intangible	1,253,502	1,323,792
Other assets	540,160	236,353

Total assets	$90,230,099	$91,896,855

Liabilities and Stockholder’s Equity

Liabilities:
Deposits	$70,474,621	$74,555,554
Advances from borrowers for taxes and insurance	499,632	578,246
Other liabilities	733,739	445,644

Total liabilities	71,707,992	75,579,444

Commitments and contingencies

Stockholder’s equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued	-	-
Common stock; par value $.01, 100,000,000 shares authorized; 17,906,285 (June 30, 2023), 15,930,976 (December 31, 2022) shares issued and outstanding	179,063	159,310
Additional paid-in capital	21,045,910	18,565,663
Accumulated deficit	(628,323)	(202,722)
Accumulated other comprehensive loss	(2,074,543)	(2,204,840)

Total stockholder’s equity	18,522,107	16,317,411

Total liabilities and stockholder’s equity	$90,230,099	$91,896,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations (Unaudited)

	Three Months Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,
	2023	2023	2022

Interest and dividend income:
Loans	$452,549	$874,357	$103,723
Investment securities	125,542	250,973	50,022
Mortgage-backed securities	323,526	638,591	88,036
Federal funds sold and other earning assets	75,288	186,076	3,802

Total interest and dividend income	976,905	1,949,997	245,583

Interest expense:
Deposits	146,272	244,020	16,649
Borrowings	-	-	1,149

Total interest expense	146,272	244,020	17,798

Net interest income	830,633	1,705,977	227,785

Provision for credit losses	6,181	12,900	2,402

Net interest income after provision for credit losses	824,452	1,693,077	225,383

Non-interest income:
Fees and service charges	18,762	36,582	5,986
Income on bank owned life insurance	16,384	32,721	5,522

Total non-interest income	35,146	69,303	11,508

Non-interest expense:
Compensation and benefits	636,105	1,228,094	116,515
Occupancy and equipment, net	100,678	187,947	23,538
Data processing service fees	123,674	229,719	27,578
Merger related expenses	-	-	19,164
Professional fees	126,028	243,346	108,217
Federal deposit insurance premiums	7,050	12,467	1,730
Amortization of core deposit intangible	35,145	70,290	11,715
Advertising and promotion	44,508	73,799	4,286
Other	71,738	134,700	23,327

Total non-interest expense	1,144,926	2,180,362	336,070

Loss before income tax	(285,328)	(417,982)	(99,179)

Income tax (benefit) expense	(2,049)	7,619	(15,299)

Net loss	(283,279)	(425,601)	(83,880)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.01)
Weighted average shares outstanding, basic and diluted	15,952,683	15,941,889	12,612,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive LOSS

(Unaudited)

	Three Months Ended	Six Months Ended	One Month Ended
	June 30,	June 30,	June 30,
	2023	2023	2022

Net loss	$(283,279)	$(425,601)	$(83,880)

Other comprehensive income (loss), before taxes:

Definded benefit pension plan:
Amortization of loss	18	34	-
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(391,653)	130,263	(382,199)
Other comprehensive income (loss), before tax	(391,635)	130,297	(382,199)

Income tax expense (benefit) related to items of other comprehensive income (loss)	-	-	(80,262)

Other comprehensive income (loss), net of tax	(391,635)	130,297	(301,937)

Comprehensive loss	$(674,914)	$(295,304)	$(385,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity

Three Months Ended June 30, 2023
Balance at March 31, 2023	$159,310	$18,565,663	$(345,044)	$(1,682,908)	$16,697,021

Net loss for the three months ended June 30, 2023	-	-	(283,279)	-	(283,279)

Net proceeds from the sale of common stock	19,753	2,480,247	-	-	2,500,000

Other comprehensive loss	-	-	-	(391,635)	(391,635)

Balance at June 30, 2023	$179,063	$21,045,910	$(628,323)	$(2,074,543)	$18,522,107

Six Months Ended June 30, 2023
Balance at December 31, 2022	$159,310	$18,565,663	$(202,722)	$(2,204,840)	$16,317,411

Net loss for the six months ended June 30, 2023	-	-	(425,601)	-	(425,601)

Net proceeds from the sale of common stock	19,753	2,480,247	-	-	2,500,000

Other comprehensive income	-	-	-	130,297	130,297

Balance at June 30, 2023	$179,063	$21,045,910	$(628,323)	$(2,074,543)	$18,522,107

One Month Ended June 30, 2022
Balance at June 1, 2022	$-	$-	$-	$-	$-

Net loss for the one month ended June 30, 2022	-	-	(83,880)	-	(83,880)

Net proceeds from the sale of common stock	159,310	18,473,143	-	-	18,632,453

Other comprehensive loss	-	-	-	(301,937)	(301,937)

Balance at June 30, 2022	$159,310	$18,473,143	$(83,880)	$(301,937)	$18,246,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTA INC. AND SUBSIDIARY

Condensed cONSOLIDATED Statements of Cash Flows

(Unaudited)

	Six Months Ended	One Month Ended
	June 30,	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(425,601)	$(83,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	82,108	12,030
Amortization of premiums and accretion of discounts, net	(290,957)	(55,360)
Amortization of deferred loan fees and costs, net	4,230	(2,039)
Amortization of core deposit intangible	70,290	11,715
Provision for credit losses	12,900	2,402
Decrease in accrued interest receivable	3,950	26,559
Increase in cash surrender value of life insurance	(32,721)	(5,522)
Increase in other assets	(313,385)	(66,034)
Increase in other liabilities	288,129	37,204

Net cash used in operating activities	(601,057)	(122,925)

Cash flows from investing activities:
Repayments and maturities of securities held to maturity	2,108	411
Repayments and maturities of securities available for sale	884,787	2,295,710
Loan originations, net of principal repayments	(2,830,095)	295,295
Purchase of premises and equipment	(62,089)	-
Redemption of FHLB stock	5,000	38,300
Cash paid for acquisition, net of cash acquired	-	(9,714,795)

Net cash used in investing activities	(2,000,289)	(7,085,079)

Cash flows from financing activities:
Net decrease in deposits	(4,085,634)	(137,871)
Net decrease in advances from borrowers for taxes and insurance	(78,614)	(30,327)
Repayment of long-term borrowings	-	(849,027)
Proceeds from sale of stock	2,500,000	18,724,973

Net cash used in financing activities	(1,664,248)	17,707,748

Net decrease in cash and cash equivalents	(4,265,594)	10,499,744

Cash and cash equivalents at beginning of period	13,286,059	-

Cash and cash equivalents at end of period	$9,020,465	$10,499,744

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$244,822	$226,938
Income taxes	$52,708	$-
Change in unrealized gain (loss) on securities AFS	$130,263	$(382,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statements of Cash Flows

(Unaudited) (CONT’D)

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vecta Inc. AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate History, Nature of Business and Merger Acquisition

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta”, “Vecta Inc.” or the “Company”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington, (“Sunnyside Federal” or the “Bank”) a federally-chartered savings and loan association, founded in 1930, and the wholly-owned subsidiary of Vecta Inc. upon consummation of Sunnyside Federal’s mutual to stock conversion. The Bank conversion was consummated in July 2013 at which time Sunnyside Bancorp, Inc. became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

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

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of June 30, 2023, Vecta Inc. had 17,906,285 shares of common stock outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. also amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

On June 30, 2023, Vecta Partners made an additional capital contribution of $2.5 million to Vecta Inc. in exchange for 1,975,309 shares of Vecta Inc.’s common stock.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Sunnyside Federal is a community-oriented savings institution whose primary business is accepting deposits from customers within its market area (Westchester County, New York) and investing those funds in mortgage loans secured by one-to-four family residences, multi-family and commercial real estate properties. To a lesser extent, funds are invested in commercial loans, small business administration (“SBA”) loans, consumer loans and mortgage-backed securities and other securities. Customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). As a federally-chartered savings association, Sunnyside Federal’s primary regulator is the Office of the Controller of the Currency (the “OCC”).

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of Vecta Inc. are comprised of the accounts of Vecta Inc., a registered bank holding company under the Bank Holding Company Act of 1956, and its wholly owned subsidiary, Sunnyside Federal. The accounting and reporting policies of Vecta conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of Vecta. The operating results and financial position of Vecta for the three and six months ended June 30, 2023 may not be indicative of future results of operations and financial position that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated finanical statements and accompanying notes as of and for the period from June 1, 2022 through December 31, 2022 included in the Annual Report on Form 10-K for the period ended December 31, 2022 (“2022 Annual Report”).

Significant Estimates:

In preparing the unaudited consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change in the near term are the allowance for credit losses (“ACL”), securities’ valuation and evaluation for credit impairment, the evaluation of goodwill and other intangible assets for impairment and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates.

Vecta has evaluated events and transactions occurring subsequent to June 30, 2023, the balance sheet date, for items that could potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The disclosures below update and supplement the accounting policies previously disclosed in Note 1, “Summary of Significant Accounting Policies” included the 2022 Form 10-K and reflect the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” by Vecta on January 1, 2023. ASU 2016-13 is also commonly referred to as Accounting Standards Codification (“ASC”) 326 or Current Expected Credit Loss (“CECL”) model.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

ACL on Debt Securities:

Upon adoption of ASU 2016-13, management no longer evaluates securities for other than temporary impairment (“OTTI”), as ASC Subtopic 326-30, “Financial Instruments—Credit Losses—Available-for-Sale Debt Securities,” changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party credit support, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow (“DCF”) method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on available-for-sale debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive (loss) income.

Vecta’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote. However, Vecta does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results is an expectation that nonpayment of the amortized cost basis is zero. Management does not expect nonpayment of the amortized cost basis to be zero solely on the basis of the current value of collateral securing the security but, instead, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral. Vecta performed an analysis that determined that the following securities have a zero expected credit loss: U.S. government agencies, mortgage-backed securities of U.S. government and government-sponsored agencies, as all of the U.S. government agencies and U.S. government agency backed securities have the full faith and credit backing of the United States Government or one of its agencies.

The allowance on available-for-sale debt securities may be in full or a portion thereof, and is recorded as an expense (credit) within the provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed based on the above-described analysis. As of June 30, 2023, and January 1, 2023 (i.e. ASU 2016-13 adoption), there was no allowance established for Vecta’s available-for-sale debt securities.

Loans:

Vecta reports loans and leases held for in the portfolio at amortized cost. Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased through third-party originators.

Generally, for originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the contractual term of the loan using the level-yield method over the estimated lives of the related loans. When a loan is paid off, the unamortized portion of deferred fees or costs are recognized in interest income. Interest income on originated loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

For purchased loans, interest income is accrued based upon the daily principal amount outstanding and is then further adjusted by the accretion of any discount or amortization of any premium associated with the loan that was recognized based on the acquisition date fair value. When a loan is paid off, the unamortized portion of any premiums or discounts on loans are recognized in interest income.

ACL on Loans:

An allowance for credit losses is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management of the Company, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

On January 1, 2023, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2016-13 Financial Instruments - Credit Losses (“Topic 326”), which replaced the incurred loss methodology for determining our allowance for credit losses and related provision for credit losses with an expected loss methodology that is referred to as the CECL model. CECL is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. Upon adoption of ASU 2016-13, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. CECL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of credit losses involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

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

Upon completion of the Merger on June 1, 2022, the Company recorded the fair value of loans which included the elimination of the allowance for Loan Losses and the establishment of a credit mark. For purposes of the credit mark, the loan portfolio was segregated into performing and non-performing loans. The credit component of total loans reflected an aggregate pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal allowance for loan and lease losses (“ALLL”) analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

The credit mark is reduced by charge-offs and amortization based on the proportionate reduction in the principal of the loans acquired.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash and amounts due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of six months or less to be cash equivalents.

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in stockholder’s equity as accumulated other comprehensive income (loss). As of June 30, 2023, the Company had no securities classified as held for trading.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the six months ended June 30, 2023. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The Company did not recognize any interest and penalties for the six months ended June 30, 2023. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2018.

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

The Stock Incentive Plan will remain in effect as long as any awards under it are outstanding; however, no awards may be granted under the Stock Incentive Plan on or after the 10-year anniversary of the effective date of the Stock Incentive Plan or July 17, 2024. Under FASB ASC Topic 718, the Company will recognize compensation expense on its statement of operations over the requisite service period or performance period based on the grant date fair value of stock options and other equity-based compensation (such as restricted stock).

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and the actuarial gains and losses of the pension plan, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred. For the three and six month periods ended June 30, 2023, the Company expensed advertising cost totaling $44,508 and $73,799 respectively. For the one month ended June 30, 2022, the Company expensed advertising cost totaling $ 4,286.

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

During the second quarter 2023,Vecta performed the annual goodwill impairment test at its annual measurement date of May 31. The results of the 2023 annual impairment test under a qualitative analysis resulted in no triggering events that would more likely than not reduce the fair value Vecta’s only reporting unit, Sunnyside Federal and require a formal quantitative impairment analysis.

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

For the quarter ended March 31, 2023, the Company entered into one three year operating lease and recorded the present value of future lease payments of $173,000 as a ROU asset and liability in the Company’s consolidated statements of financial condition. The balance of this ROU asset and liability was $158,000, at June 30, 2023. The expense related to this lease for the three and six months ended June 30, 2023, was $5,000 and $20,000, respectively.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, for public business entities, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company may elect to apply the updated guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. The Company intends to elect to adopt the updated guidance on TDR recognition and measurement prospectively; therefore, the guidance will be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures must be adopted prospectively. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments –Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU will be effective for public business entities that are a smaller reporting company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04, as amended, was effective for annual reporting periods beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated its June 30, 2023 unaudited condensed consolidated financial statements for subsequent events through the date the unaudited condensed consolidated financial statements were issued and has determined that there are no subsequent events that require disclosure under FASB guidance.

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

Deposits - The fair values of deposit liabilities with no stated maturity (i.e., non-interest bearing accounts and savings, NOW and money market accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit represent contractual cash flows, discounted to present value using interest rates currently offered on deposits with similar characteristics and remaining maturities

3. LIQUIDATION ACCOUNT

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

4. CERTIFICATES OF DEPOSIT

	June 30,	December 31,
	2023	2022

Maturing in:
After one to five years	$250,000	$250,000

5. SECURITIES

	June 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,090	$-	$288	$349,802
Mortgage-backed securities	63,290	-	2,995	60,295

	$413,380	$-	$3,283	$410,097

Securities available for sale:
U.S. government and agency obligations	$12,988,802	$-	$1,044,656	$11,944,146
Mortgage-backed securities	22,057,091	-	819,246	21,237,845

	$35,045,893	$-	$1,863,902	$33,181,991

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,226	$-	$6,720	$343,506
Mortgage-backed securities	65,379	-	2,320	63,059

	$415,605	$-	$9,040	$406,565

Securities available for sale:
U.S. government and agency obligations	$12,862,316	$-	$1,193,169	$11,669,147
Mortgage-backed securities	22,866,886	239	801,235	22,065,890

	$35,729,202	$239	$1,994,404	$33,735,037

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $239,000, $4.8 million and $7.6 million, at June 30, 2023 ($256,000, $5.2 million and $8.0 million, at December 31, 2022). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $9.5 million at June 30, 2023 ($9.5 million at December 31, 2022).

There were no sales of securities held to maturity or available for sale for the three and six months ended June 30, 2023, and the for the one month ended June 30, 2022.

The following is a summary of the amortized cost and fair value of securities at June 30, 2023 and December 31, 2022 by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

5. SECURITIES (Cont’d)

	June 30, 2023
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$5,591,418	$5,563,956
After one to five years	-	-	5,983,727	5,869,181
After five to ten years	-	-	6,724,209	6,212,158
After ten years	413,380	410,097	16,746,539	15,536,696

	$413,380	$410,097	$35,045,893	$33,181,991

	December 31, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,598,318	$2,589,582
After one to five years	-	-	8,953,594	8,820,721
After five to ten years	-	-	6,861,502	6,303,252
After ten years	415,605	406,565	17,315,788	16,021,482

	$415,605	$406,565	$35,729,202	$33,735,037

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at June 30, 2023 and December 31, 2022, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	June 30, 2023
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$349,802	$288	$-	$-
Mortgage-backed securities	-	-	60,295	2,995

	349,802	288	60,295	2,995

Securities available for sale:
U.S. government and agency obligations	10,063,208	976,124	1,880,938	68,532
Mortgage-backed securities	14,257,510	753,679	6,980,335	65,567

	24,320,718	1,729,803	8,861,273	134,099

	$24,670,520	$1,730,091	$8,921,568	$137,094

5. SECURITIES (Cont’d)

	December 31, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$343,506	$6,720	$-	$-
Mortgage-backed securities	63,059	2,320	-	-

	406,565	9,040	-	-

Securities available for sale:
U.S. government and agency obligations	11,669,147	1,193,169	-	-
Mortgage-backed securities	21,946,311	801,235	-	-

	33,615,458	1,994,404	-	-

	$34,022,023	$2,003,444	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 46 securities were in an unrealized loss position at June 30, 2023 (45 at December 31, 2022). The Company generally purchases securities issued by Government Sponsored Enterprises (“GSE”). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis.

The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2023 and at December 31, 2022 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

At June 30, 2023 and December 31, 2022, securities available for sale with a carrying value of approximately $3.5 million and $3.6 million, have been pledged to secure advances from the FHLB.

6. LOANS RECEIVABLE, NET

	June 30,	December 31,
	2023	2022
Mortgage loans:
Residential 1-4 family	$9,195,586	$9,676,089
Commercial and multi-family	19,878,992	16,438,436
Home equity lines of credit	115,594	170,468

	29,190,172	26,284,993
Other loans:
Passbook	3,141	5,789
Student	1,999,056	2,337,460
Commercial	1,417,084	1,164,210

	3,419,281	3,507,459

Total loans	32,609,453	29,792,452

Less:
Purchase Accounting Credit Adjustment	647,727	774,063
Purchase Accounting Discount	345,988	373,626
Deferred loan fees (costs and premiums), net	25,376	2,841
Allowance for credit losses	120,468	79,290

	1,139,559	1,229,820

	$31,469,894	$28,562,632

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $92,000 and $98,000 at June 30, 2023 and at December 31, 2022 respectively.

As a result of the acquisition of Sunnyside Federal, the loan portfolio was segregated into performing and non-performing loans to determine the credit adjustment. The credit component of total loans reflected an aggregate original pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal allowance for credit losses analysis and the level of allowances for credit maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in this credit adjustment is summarized as follows:

Three months ended
June 30,
2023

Balance at beginning of period	$741,140
Amortization	(33,736)
Charge -offs	(59,677)

Balance at end of period	$647,727

Six months ended
June 30,
2023

Balance at beginning of period	$774,063
Amortization	(66,659)
Charge -offs	(59,677)

Balance at end of period	$647,727

In addition to the above credit adjustment, the Company maintains an allowance for credit losses for new loans originated subsequent to the Merger and for qualitative changes in the existing loan portfolio.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in the allowance for credit losses is summarized as follows:

Three months ended
June 30,
2023

Balance at beginning of period	$96,849
Provision for credit losses	6,181
Recoveries	17,438

Balance at end of period	$120,468

Six months ended
June 30,
2023

Balance at beginning of period	$79,290
Provision for credit losses	12,900
Recoveries	28,278

Balance at end of period	$120,468

An allowance for credit losses is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management of the Company, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

On January 1, 2023, the Company adopted FASB ASU2016-13 Financial Instruments - Credit Losses (“Topic 326”), which replaced the incurred loss methodology for determining our allowance for credit losses and related provision for credit losses with an expected loss methodology that is referred to as the CECL model. CECL is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. Upon adoption of ASU 2016-13, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. CECL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of credit losses involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

Management has determined that peer loss experience provides the best basis for its assessment of expected credit losses to determine expected credit losses. The Company utilizes peer data to measure historical credit loss experience with similar risk characteristics within the segments over an economic cycle.

6. LOANS RECEIVABLE, NET (Cont’d)

Management also considers certain qualitative factors in its evaluation of expected credit losses including:

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for credit loss calculation.

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

Upon completion of the merger on June 1, 2022, the Company recorded the fair value of loans which included the elimination of the Allowance for Loan Losses and the establishment of a credit mark. For purposes of the credit mark, the loan portfolio was segregated into performing and non-performing loans. The credit component of total loans reflected an aggregate pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal allowance for loan and lease losses (“ALLL”) analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

The credit mark is reduced by charge-offs and amortization based on the proportionate reduction in the principal of the loans acquired.

6. LOANS RECEIVABLE, NET (Cont’d)

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

One of the primary methods the Company uses as an indicator of the credit quality of their portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	June 30, 2023
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$9,195	$18,119	$116	$1,904	$1,388	$30,722
Special Mention	-	753	-	-	-	753
Substandard	-	1,007	-	95	32	1,134

Total	$9,195	$19,879	$116	$1,999	$1,420	$32,609

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2022
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$9,676	$14,497	$170	$2,132	$1,170	$27,645
Special Mention	-	767	-	137	-	904
Substandard	-	1,174	-	69	-	1,243

Total	$9,676	$16,438	$170	$2,338	$1,170	$29,792

The following table provides information about loan delinquencies at the dates indicated:

	June 30, 2023
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,195	$9,195	$-
Commercial real estate and multi-family	-	-	234	234	19,645	19,879	-
Home equity lines of credit	-	-	-	-	116	116	-
Student	29	-	95	124	1,875	1,999	-
Commercial and other	-	-	-	-	1,420	1,420	-

	$29	$-	$329	$358	$32,251	$32,609	$-

	December 31, 2022
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,676	$9,676	$-
Commercial real estate and multi-family	-	-	234	234	16,204	16,438	-
Home equity lines of credit	-	-	-	-	170	170	-
Student	134	38	-	172	2,166	2,338	-
Commercial and other	-	-	-	-	1,170	1,170	-

	$134	$38	$234	$406	$29,386	$29,792	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Non-accrual loans:
Residential 1-4 family	$-	$-
Commercial real estate and multi-family	234	234
Home equity lines of credit	-	-
Student	95	69
Commercial and other	-	-

Total non-accrual loans	329	303

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$329	$303

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $6,300 and $12,100 for the three and six months ended June 30, 2022, respectively. The was no interest income recognized on non-accrual loans during six months ended June 30, 2023.

ASU 2022-02 eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, Vecta no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an ACL.

6. LOANS RECEIVABLE, NET (Cont’d)

The following table presents the activity in the allowance for credit losses by loan type for the period indicated:

	Three months ended
	June 30, 2023
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$4	$68	$-	$25	$-	$-	$97
Provision for credit losses	2	10	-	(9)	3	-	6
Recoveries	-	-	-	17	-	-	17

Ending Balance	$6	$78	$-	$33	$3	$-	$120

	Six months ended
	June 30, 2023
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$-	$56	$-	$23	$-	$-	$79
Provision for credit losses	6	22	-	(18)	3	-	13
Recoveries	-	-	-	28	-	-	28

Ending Balance	$6	$78	$-	$33	$3	$-	$120

7. GOODWILL AND CORE DEPOSIT INTANGIBLE

As a result of the Merger pursuant to which Vecta Partners LLC acquired all of the outstanding shares of Vecta Inc., goodwill of $5.6 million was recorded. Goodwill is evaluated for impairment annually on the Company’s May 31, measurement date, or when impairment trigger events are identified.

In addition to goodwill, a core deposit intangible of $1.4 million was recorded. The core deposit intangible is being amortized straight-line over a ten year period at approximately $140,580 per year.

8. BORROWINGS

At June 30, 2023, the Company had a borrowing capacity at the FHLB of $27.1million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at June 30, 2023.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	June 30, 2023	December 31, 2022

Unrealized net loss on pension plan	(210,641)	(210,675)
Unrealized loss on securities available for sale	(1,863,902)	(1,994,165)

Accumulated other comprehensive loss before taxes	(2,074,543)	(2,204,840)

Tax effect	-	-

Accumulated other comprehensive loss	$(2,074,543)	$(2,204,840)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of June 30, 2023, and December 31, 2022, the Bank exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since June 30, 2023 that management believes have changed the Bank’s capital ratings.

The following table presents the Bank’s actual capital positions and ratios at the dates indicated:

					To be Well		To be Well
					Capitalized Under		Capitalized With
			Minimum Capital		Prompt Corrective		Capital Conservation
	Actual		Requirements		Action Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

June 30, 2023

Tangible Capital	$13,414	16.46%	$1,222	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	13,534	29.41%	4,831	10.50%	$4,601	10.00%	$4,831	10.50%
Common Equity Tier 1 Capital	13,414	29.15%	3,221	7.00%	2,991	6.50%	3,221	7.00%
Tier 1 Risk-based Capital	13,414	29.15%	3,911	8.50%	3,681	8.00%	3,911	8.50%
Tier 1 Leverage Capital	13,414	16.46%	3,259	4.00%	4,074	5.00%	N/A	N/A

December 31, 2022

Tangible Capital	$11,278	13.04%	$1,298	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,357	24.67%	4,834	10.50%	$4,604	10.00%	$4,834	10.50%
Common Equity Tier 1 Capital	11,278	24.50%	3,223	7.00%	2,992	6.50%	3,223	7.00%
Tier 1 Risk-based Capital	11,278	24.50%	3,913	8.50%	3,683	8.00%	3,913	8.50%
Tier 1 Leverage Capital	11,278	13.04%	3,460	4.00%	4,325	5.00%	N/A	N/A

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES

A. Fair Value Measurements

TASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC Topic 820 was issued to increase consistency and comparability in reporting fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2023. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2023:
Securities available for sale	$33,181,991	$-	$33,181,991	$-

December 31, 2022:
Securities available for sale	$33,735,037	$-	$33,735,037	$-

There were no assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

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

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$9,020	$9,020	$13,286	$13,286
Certificates of deposit	250	250	250	250
Securities held to maturity	413	410	416	407
Securities available for sale	33,182	33,182	33,735	33,735
Loans receivable	31,470	30,052	28,563	28,102
FHLB and other stock, at cost	134	134	139	139
Accrued interest receivable	394	394	398	398

Financial liabilities:
Deposits	70,475	70,767	74,556	74,646

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), plus the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s June 30, 2023 consolidated financial statements from the date of acquisition, or June 1, 2022.

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

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of June 30, 2023, Vecta Inc. had 17,906,285 of common stock shares outstanding and no shares of preferred stock outstanding.

On July 18, 2022, Vecta Inc. amended its Articles of Incorporation to change its name from “Sunnyside Bancorp, Inc.” to Vecta Inc. The name change was effected pursuant to the filing of Articles of Amendment to Vecta Inc.’s Articles of Incorporation with the Maryland State Department of Assessments and Taxation.

On June 30, 2023, Vecta Partners made an additional capital contribution of $2.5 million to Vecta Inc. in exchange for 1,975,309 shares of Vecta Inc.’s common stock.

Vecta Inc. operates as the savings and loan holding company for its only present subsidiary Sunnyside Federal, which offers various banking products and services and has no other present business operations. Sunnyside Federal conducts business from its full-service banking office located in Irvington, New York. Sunnyside Federal considers its deposit and lending market area to be the counties of Westchester, Putnam, Rockland, Queens, Kings, and Bronx, New York.

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

In 2012, Mr. Silber rolled up his real estate holdings into a family office under the CBRM Realty Inc. umbrella. CBRM has focused on buying opportunistic garden style apartments throughout the United States, with a focus on value-add opportunities. In conjunction with the opening of CBRM Realty also Mark founded Rhodium Capital Advisors as a real estate syndicator to assist with capital raising for real estate transactions. CBRM Realty, through its subsidiaries, is a full-service real estate firm covering due diligence, acquisition management, maintenance, development and construction. CBRM Realty also manages thousands of units throughout the United States. Mr. Silber has developed a broad range of value added, unique relationships in the real estate sector which have enhanced his access to real estate product and real estate financing. In aggregate his companies have acquired approximately 25,000 units in the multi-family sector, with an aggregate value of approximately $2.5 billion.

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

Avery Weisz, Independent Director

Avery Weisz is the managing principal and founder of Levon Capital LLC, an asset based lending platform and investment firm based out of Lakewood, New Jersey. Mr. Weisz has over 15 years of experience in commercial real estate bridge lending and has successfully originated, structured and closed over $1 billion in short- term commercial loans; primarily in the Tri-state area. Mr. Weisz is also very active in structuring equity deals for various real estate purchases, as well as restructuring of debt and has vast experience with borrowers and developers of all property types and classes.

Jeffrey Zwick, Independent Director

Mr. Zwick is a founding partner of Jeffrey Zwick & Associates, P.C., an internationally recognized law firm representing a broad range of clients in connection with the development, ownership, and financing of real estate projects. Mr. Zwick’s expertise includes large-scale development, mixed-use, commercial, retail, and residential real estate projects. Mr. Zwick holds a degree in accounting from Touro College, a Master’s in Business Administration from Baruch College and a Juris Doctor from Brooklyn Law School.

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

Critical Accounting Policies and Critical Estimates

Vecta’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At June 30, 2023, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Vecta’s Board of Directors.

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

Pursuant to applicable accounting rules and guidance, as a result of the Merger, the operations of the Bank prior to the Closing Date of the Merger are not reflected in the financial statements included in Item 1 (Financial Statements) in Part I (Financial Information) of this Quarterly Report. However, management has elected to provide the following supplemental financial disclosure and information to provide the reader of this Quarterly Report a clearer understanding of Vecta Inc.’s and the Bank’s consolidated financial performance as if the operations of Vecta Inc. and the Bank, on a consolidated basis, prior to the closing of the Merger on June 1, 2022 were included in the financial statements:

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2023	2022

Interest and dividend income:
Loans	$452,549	$307,357
Investment securities	125,542	102,760
Mortgage-backed securities	323,526	204,230
Federal funds sold and other earning assets	75,288	8,788

Total interest and dividend income	976,905	623,135

Interest Expense:
Deposits	146,272	50,243
Borrowings	-	4,320

Total interest expense	146,272	54,563

Net interest income	830,633	568,572

Provision for credit losses	6,181	7,256

Net interest income after provision for credit losses	824,452	561,316

Non-interest income:
Fees and service charges	18,762	18,239
Income on bank owned life insurance	16,384	16,785

Total non-interest income	35,146	35,024

Non-interest expense:
Compensation and benefits	636,105	1,624,889
Occupancy and equipment, net	100,678	59,411
Data processing service fees	123,674	82,854
Merger-related expenses	-	370,428
Professional fees	126,028	167,738
Federal deposit insurance premiums	7,050	5,698
Amortization of core deposit intangible	35,145	11,715
Advertising and promotion	44,508	12,821
Other	71,738	58,304

Total non-interest expense	1,144,926	2,393,858

Loss before income tax benefit	(285,328)	(1,797,518)

Income tax benefit	(2,049)	(342,705)

Net loss	$(283,279)	$(1,454,813)

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2023	2022
Interest and dividend income:
Loans	$874,357	$667,452
Investment securities	250,973	171,631
Mortgage-backed securities	638,591	396,492
Federal funds sold and other earning assets	186,076	11,970

Total interest and dividend income	1,949,997	1,247,545

Interest expense:
Deposits	244,020	103,140
Borrowings	-	9,514

Total interest expense	244,020	112,654

Net interest income	1,705,977	1,134,891

Provision for credit losses	12,900	15,151

Net interest income after provision for credit losses	1,693,077	1,119,740

Non-interest income:
Fees and service charges	36,582	34,771
Income on bank owned life insurance	32,721	33,472

Total non-interest income	69,303	68,243

Non-interest expense:
Compensation and benefits	1,228,094	1,910,890
Occupancy and equipment, net	187,947	131,034
Data processing service fees	229,719	167,278
Merger-related expenses	-	391,678
Professional fees	243,346	258,457
Federal deposit insurance premiums	12,467	12,093
Amortization of core deposit intangible	70,290	11,715
Advertising and promotion	73,799	25,707
Other	134,700	107,392

Total non-interest expense	2,180,362	3,016,244

Loss before income tax benefit	(417,982)	(1,828,261)

Income tax expense (benefit)	7,619	(343,554)

Net loss	$(425,601)	$(1,484,707)

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets decreased $1.7 million, or 1.8%, to $90.2 million at June 30, 2023 from $91.9 million at December 31, 2022. The decrease was primarily due to a decrease in cash of $4.3 million partly offset by an increase in loans of $2.9 million. Total liabilities decreased $3.9 million, or 5.1%, from $75.6 million at December 31, 2022 to $71.7 million at June 30, 2023, primarily due to a decrease in deposits of $4.1 million.

Cash decreased $4.3 million mainly due to a decrease in deposits of $4.1 million, or 5.5%, to $70.5 million at June 30, 2023 from $74.6 million at December 31, 2022.

Securities available for sale decreased $553,000, or 1.6%, to $33.2 million at June 30, 2023 from $33.7 million at December 31, 2022 primarily due to a decrease in mortgage-backed securities of $828,000, or 3.8%.

Net loans receivable increased $2.9 million, or 10.2% to $31.5 million at June 30, 2023 from $28.6 million at December 31, 2022. The increase was primarily due to new commercial real estate loan originations.

At June 30, 2023, our investment in bank-owned life insurance (“BOLI”) increased $33,000 to $2.6 million from $2.6 million at December 31, 2022. We invest in BOLI to provide us with a funding offset for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for credit losses, and we have not made any additional contributions to our BOLI since 2002.

Core deposit intangible decreased $70,000, or 5.3% as a result of regularly scheduled amortization.

Total deposits decreased $4.1 million, or 5.5%, to $70.5 million at June 30, 2023 from $74.6 million at December 31, 2022. The decrease resulted primarily from decreases in savings accounts and NOW accounts of $4.9 million and $2.2 million respectively, partly offset by an increase in certificates of deposit of $2.7 million.

Total equity increased $2.2 million or 13.5%, to $18.5 million at June 30, 2023 from $16.3 million at December 31, 2022, mainly due to an additional capital contribution made on June 30, 2023 of $2.5 million.

Comparison of Results of Operations for the Quarters Ended June 30, 2023 and June 30, 2022

General. We recorded a net loss of $283,000 for the quarter ended June 30, 2023 compared to a net loss of $1.5 million for the quarter ended June 30, 2022. The decrease in net loss resulted primarily from a $1.2 million decrease in non-interest expense and an increase in net interest income of $262,000, partly offset by a decrease in income tax benefit of $ 341,000.

Net Interest Income. Net interest income increased $262,000, to $831,000, or 46.1%, for the three months ended June 30, 2023 compared to $569,000 for the three months ended June 30, 2022, primarily due to an increase in interest income partly offset by an increase in interest expense. Interest and dividend income increased $354,000, or 56.8%, to $977,000 for the three months ended June 30, 2023 from $623,000 for the three months ended June 30, 2022. Interest expense increased $92,000, or 168.1%, to $146,000 for the second quarter of 2023, compared to $55,000 for the second quarter of 2022.

The average yield on our loans increased 139 basis points, the average yield on our investment securities increased 241 basis points and the average yield on mortgage-backed securities increased 265 basis points during the quarter ended June 30, 2023 compared to the same quarter in 2022. Our net interest rate spread increased 179 basis points to 4.55% for the quarter ended June 30, 2023 from 2.76% for the quarter ended June 30, 2022 and our net interest margin increased 187 basis points to 4.67% for the 2023 quarter from 2.80% for the 2022 quarter. Average interest-earning assets decreased $10.3 million, or 12.6%, to $71.4 million for the quarter ended June 30, 2023 from $81.6 million for the quarter ended June 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $354,000, or 56.8%, to $977,000 for the quarter ended June 30, 2023 from $623,000 for the quarter ended June 30, 2022. The increase resulted primarily from increases in interest income on loans, mortgage-backed securities and federal funds sold and other earning assets of $145,000, $119,000 and $67,000, respectively.

Interest income on loans increased $145,000 to $453,000 for the three months ended June 30, 2023 compared to $307,000 for the same period in 2022 primarily due to a 139 basis point increase in yield and a $3.4 million increase in average balances.

Interest income on mortgage backed securities increased $119,000 primarily due to a 265 basis point increase in yield to 5.99% for the quarter ended June 30, 2023 from 3.34% for the quarter ended June 30, 2022, partly offset by a $3.0 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $67,000 to $75,000 for the three months ended June 30, 2023 from $9,000 for the three months ended June 30, 2022. This increase was mainly due to a 405 basis point increase in yield from 0.88% for the second quarter of 2022 to 4.93% for the second quarter of 2023 as well as an increase of $2.1 million in average balances.

Interest income on investment securities increased $23,000 primarily due to a 241 basis point increase in yield from 1.63% for the second quarter of 2022 to 4.04% for the second quarter of 2023, partly offset by a decrease in average balances of $12.8 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB increased $92,000, or 168.1%, to $146,000 for the quarter ended June 30, 2023 from $55,000 for the quarter ended June 30, 2022. The increase was primarily due to an increase of $96,000 in interest expense on deposits, partly offset by as $4,000 decrease in interest expense on FHLB advances. The cost of interest-bearing liabilities for the quarter ended June 30, 2023 increased 64 basis points to 0.94% compared to 0.30% for the quarter ended June 30, 2022. Average interest-bearing liabilities decreased $11.4 million, or 15.4%, to $62.1 million for the quarter ended June 30, 2023 from $73.5 million for the quarter ended June 30, 2022. The average balance of savings increased $3.9 million, or, 12.9%, while the average balance of NOW deposits and certificates of deposit decreased $2.8 million and $3.8 million, respectively. The average balance of FHLB advances decreased $788,000 to $0 for the quarter ended June 30, 2023 from $788,000 for the quarter ended June 30, 2022.

Provision for Credit Losses. We establish provisions for credit losses that are charged to operations in order to maintain the allowance for credit losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended June 30, 2023 we recorded a $6,000 provision compared to a $7,000 provision for the quarter ended June 30, 2022. As a result of the Merger, the allowance for loan losses was replaced with a credit mark with a balance of $648,000 at June 30, 2023 compared to $774,000 at December 31, 2022. In addition, the allowance for credit losses was $120,000 at June 30, 2023 compared to $79,000 at December 31, 2022. (See Note 5 “Loans Receivable, Net” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income remained relatively unchanged at $35,000 for both the quarter ended June 30, 2023 and 2022.

Non-interest Expense. Non-interest expense decreased $1.2 million, or 52.2%, to $1.1 million for the quarter ended June 30, 2023 from $2.4 million for the quarter ended June 30, 2022. The decrease was primarily due to lower compensation and benefits expense and merger-related expenses and professional fees, partly offset by increases in occupancy and equipment, data processing and amortization of core deposit intangible expenses.

Compensation and benefits expense decreased $990,000, or 60.9%, primarily related to change in control payments recorded in the Merger, partly offset by an increase in staffing levels in 2023. Merger-related expenses and professional fees decreased $370,000 and $42,000, respectively primarily due to merger expenses incurred in 2022 but not in 2023. See Note 2 (Business Combination) included in the 2022 Form 10-K.

Occupancy and equipment expense increased $41,000, or 69.5%, mainly due to higher depreciation and lease costs. Data processing service fees increased $41,000, or 49.3%, primarily due to higher costs related to technology and new product initiatives. Amortization of core deposit intangible increased $23,000 as a result of recording a $1.4 million intangible related to the Merger.

Income Tax Expense. We recorded a $2,000 income tax benefit for the quarter ended June 30, 2023 compared to a $343,000 income tax benefit for the quarter ended June 30, 2022.

The Company recorded a tax expense of $10,000 for New York State which was partly offset by a Federal Income tax adjustment of $12,000 recorded as a result of filing the Company’s 2022 tax return.

The Company recorded a valuation allowance on its entire federal deferred tax asset as of December 31, 2022. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on BOLI and non-deductible merger-related expenses.

Comparison of Results of Operations for the six months ended June 30, 2023 and June 30, 2022

General. We recorded a net loss of $426,000 for the six months ended June 30, 2023 compared to net loss of $1.5 million for the six months ended June 30, 2022. The decrease in net loss resulted primarily from an $836,000 decrease in non-interest expense and an increase in net interest income of $571,000, partly offset by a decrease in income tax benefit of $ 351,000.

Net Interest Income. Net interest income increased $573,000, or 51.2%, for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in interest income partly offset by an increase in interest expense. Interest and dividend income increased $702,000, or 56.3%, to $1.9 million for the six months ended June 30, 2023 from $1.2 million for the six months ended June 30, 2022. Interest expense increased $131,000, or 116.6%, to $244,000 for the first half of 2023, compared to $113,000 for the first half of 2022.

Interest income on loans increased $207,000 to $874,000 for the six months ended June 30, 2023 compared to $667,000 for the same period in 2022 primarily due to a 112 basis point increase in yield and a $1.6 million increase in average balances.

Interest income on mortgage-backed securities increased $242,000 primarily due to a 288 basis point increase in yield to 5.89% for the six months ended June 30, 2023 from 3.01% for the six months ended June 30, 2022, partly offset by a $4.7 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $174,000 to $186,000 for the six months ended June 30, 2023 from $12,000 for the six months ended June 30, 2022. This increase was mainly due to a 421 basis point increase in yield from 0.51% for the six months ended June 30, 2022 to 4.72% for the six months ended June 30, 2023 as well as an increase of $3.2 million in average balances.

Interest income on investment securities increased $79,000 primarily due to a 264 basis point increase in yield from 1.47% for the six months ended June 30, 2022 to 4.11% for the six months ended June 30, 2023, partly offset by a decrease in average balances of $11.2 million.

Our net interest rate spread increased 195 basis points to 4.64% for the six months ended June 30, 2023 from 2.69% for the six months ended June 30, 2022, and our net interest margin increased 200 basis points to 4.73% for the 2023 period from 2.73% for the 2022 period. Average interest-earning assets decreased $11.1 million to $72.7 million for the six months ended June 30, 2023 from $83.8 million for the six months ended June 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $702,000, or 56.3% to $1.9 million for the six months ended June 30, 2023 from $1.2 million for the six months ended June 30, 2022. The increase resulted primarily from a $242,000, or 61.1% increase in interest income on mortgage-backed securities, a $207,000, or 31.0% increase in income on loans, a $174.000, or 1,454.5% increase in interest income on federal funds sold and other earning assets and a $79,000, or 46.2% increase in income on investment securities.

Interest income on loans increased $207,000, or 31.0%, to $874,000 for the six months ended June 30, 2023 from $667,000 for the six months ended June 30, 2022. The increase resulted primarily from an increase of 112 basis points in yield from 4.65% for the six months ended June 30, 2022 to 5.77% for the six months ended June 30, 2023and a $1.6 million increase in average balances.

Interest income on mortgage-backed securities increased $242,000, or 61.1% primarily due to a 288 basis point increase in yield to 5.89% for the six month period ended June 30, 2023 from 3.01% for the six month period ended June 30, 2022, partly offset by a reduction in average balances of $4.7 million.

Interest income on federal funds sold and other earning assets increased $174,000, or 1,454.5% to $186,000 for the six months ended June 30, 2023 from $12,000 for the six months ended June 30, 2022. This increase was mainly due to a 421 basis point increase in yield to 4.72% for the 2023 period from 0.51% for the 2022 period.

Interest and dividend income on investment securities increased $79,000 primarily due to a 264 basis point increase in yield from 1.47% for the six months ended June 30, 2022 to 4.11% for the six months ended June 30, 2023, partly offset by a decrease in average balances of $11.2 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB increased $131,000, or 116.6%, to $244,000 for the six months ended June 30, 2023 from $113,000 for the six months ended June 30, 2022. The increase was primarily due to an increase of $141,000 in interest expense on deposits, partly offset by a $10,000 decrease in interest expense on borrowings. The cost of interest-bearing liabilities for the six months ended June 30, 2023 increased 46 basis points to 0.77% compared to 0.31% for the six months ended June 30, 2022. Average interest-bearing liabilities decreased $9.8 million, or 13.3% to $63.9 million for the six months ended June 30, 2023 from $73.7 million for the six months ended June 30, 2022. The average balance of certificates of deposit, NOW, savings and money market decreased $5.0 million, $2.1 million, $1.8 million and $81,000, respectively. The average balance of FHLB advances decreased $872,000 to $0 for the six months ended June 30, 2023 from $872,000 for the six months ended June 30, 2022.

Provision for Credit Losses. We establish provisions for credit losses that are charged to operations in order to maintain the allowance for credit losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the six months ended June 30, 2023, we recorded a provision of $13,000 compared to $15,000 for the same period in 2022. As a result of the Merger, the allowance for loan losses was replaced with a credit mark with a balance of $648,000 at June 30, 2023 compared to $774,000 at December 31, 2022. In addition, the allowance for credit losses was $120,000 at June 30, 2023 compared to $79,000 at December 31, 2022. (See Note 5 “Loans Receivable, Net” for an additional discussion on the Company’s loan portfolio.)

Non-interest Income. Non-interest income increased $1,000, or 1.6%, to $69,000 for the six months ended June 30, 2023 from $68,000 for the six month period ended June 30, 2022. The increase was primarily due to higher fees received on bank products and services, partly offset by a decrease in income on BOLI.

Non-interest Expense. Non-interest expense decreased $836,000, or 27.7%, to $2.2 million for the six months ended June 30, 2023 from $3.0 million for the six months ended June 30, 2022. The decrease was primarily due to lower compensation and benefits expense and merger-related expenses, partly offset by increases in occupancy and equipment, data processing and amortization of core deposit intangible expenses.

Compensation and benefits expense decreased $683,000 or 35.7% primarily related to change in control payments recorded in the Merger, partly offset by an increase in staffing levels in 2023. Merger-related expenses decreased $392,000, primarily due to merger expenses incurred in 2022 but not in 2023. See Note 2 (Business Combination) included in the 2022 Form 10-K.

Occupancy and equipment expense increased $57,000, or 43.4% mainly due to higher depreciation and lease costs. Data processing service fees increased $62,000 or 37.3% primarily due to higher costs related to technology and new product initiatives. Amortization of core deposit intangible increased $59,000 as a result of recording a $1.4 million intangible related to the Merger.

Income Tax Expense. We recorded an $8,000 income tax expense for the six months ended June 30, 2023 compared to a $344,000 income tax benefit for the six months ended June 30, 2022. The Company recorded a tax expense of $19,000 for New York State which was partly offset by a Federal Income tax adjustment of $12,000 recorded as a result of filing the Company’s 2022 tax return.

The Company recorded a valuation allowance on its entire federal deferred tax asset as of December 31, 2022. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

Income tax expense (benefit) is calculated based on pre-tax income or loss adjusted for permanent book to tax differences, such as non-taxable interest income on municipal securities, income on BOLI and non-deductible merger-related expenses.

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

	For the Three Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Loans	$31,132,649	$452,549	5.83%	$27,762,624	$307,357	4.44%
Investment securities	12,470,271	125,542	4.04%	25,253,746	102,760	1.63%
Mortgage-backed securities	21,653,834	323,526	5.99%	24,609,509	204,230	3.33%
Fed funds sold and other interest-earning assets	6,125,386	75,288	4.93%	4,009,153	8,788	0.88%
Total interest-earning assets	71,382,140	976,905	5.49%	81,635,032	623,135	3.06%
Non-interest-earning assets	16,984,963			10,119,030
Total assets	$88,367,103			$91,754,062

Interest Bearing Liabilities
Transaction Accounts	$11,541,792	1,438	0.05%	$14,338,253	1,784	0.05%
Regular Savings	26,184,492	12,132	0.19%	30,045,510	14,898	0.20%
Money Markets	2,632,903	654	0.10%	2,743,362	682	0.10%
Certificates of Deposits	21,776,469	132,047	2.43%	25,571,187	32,879	0.52%
Advances from FHLB and FRB of NY	-	-		788,251	4,320	2.20%
Total Interest Bearing Liabilities	62,135,655	146,272	0.94%	73,486,563	54,563	0.30%
Non-Interest Bearing Liabilities	9,992,474			8,058,213
Total Liabilities	72,128,129			81,544,776

Equity	16,238,974			10,209,286
Total Liabilities and Equity	$88,367,103			$91,754,062
Net Interest Income as reported		$830,633			$568,572
Interest Rate Spread (1)			4.55%			2.76%
Net Interest-Earning Assets (2)	$9,246,485			$8,148,469
Net Interest Margin (3)		4.67%			2.79%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

	For the Six Months Ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Loans	$30,574,045	$874,357	5.77%	$28,930,105	$667,452	4.65%
Investment securities	12,314,195	250,973	4.11%	23,504,636	171,631	1.47%
Mortgage-backed securities	21,867,994	638,591	5.89%	26,604,631	396,492	3.01%
Fed funds sold and other interest-earning assets	7,943,949	186,076	4.72%	4,735,888	11,970	0.51%
Total interest-earning assets	72,700,183	1,949,997	5.41%	83,775,260	1,247,545	3.00%
Non-interest-earning assets	16,805,334			8,124,603
Total assets	$89,505,517			$91,899,863

Interest Bearing Liabilities
Transaction Accounts	$12,276,545	3,041	0.05%	$14,360,194	3,556	0.05%
Regular Savings	27,673,356	25,804	0.19%	29,452,924	28,284	0.19%
Money Markets	2,630,370	1,301	0.10%	2,711,166	1,332	0.10%
Certificates of Deposits	21,292,621	213,874	2.03%	26,262,552	69,968	0.54%
Advances from FHLB and FRB of NY	-	-		871,658	9,514	2.20%
Total Interest Bearing Liabilities	63,872,892	244,020	0.77%	73,658,494	112,654	0.31%
Non-Interest Bearing Liabilities	9,438,859			8,169,974
Total Liabilities	73,311,751			81,828,468

Equity	16,193,766			10,071,395
Total Liabilities and Equity	$89,505,517			$91,899,863
Net Interest Income as reported		$1,705,977			$1,134,891
Interest Rate Spread (1)			4.64%			2.69%
Net Interest-Earning Assets (2)	$8,827,291			$10,116,766
Net Interest Margin (3)		4.73%			2.73%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits

3.1	Articles of Incorporation of Vecta Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-187317), initially filed with the SEC on March 15, 2013)

3.2	Articles of Amendment to the Articles of Incorporation of Vecta Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022)

3.3	Bylaws of Vecta Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-187317), initially filed with the SEC on March 15, 2013)

4.1	Form of Common Stock Certificate of Vecta Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-187317), initially filed with the SEC on March 15, 2013)

10.1	Subscription Agreement, dated June 30, 2023, between the Company and Vecta Partners LLC (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 7, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Officer and President

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President and Chief Financial Officer

