Form 10-Q
period 2023-09-30
VECTA INC.
filed 2023-11-20
CIK 1571398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 17,906,285 issued and outstanding shares of the Registrant’s Common Stock.

Vecta Inc.

Form 10-Q

Index

		Page
	Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 (unaudited) and for the Three and Four Months Ended September 30, 2022 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 (unaudited) and for the Three and Four Months Ended September 30, 2022 (unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholder’s Equity for the Three and Nine Months Ended September 30, 2023 (unaudited) and for the Three and Four Months Ended September 30, 2022 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 (unaudited) Four Months Ended September 30, 2022 (unaudited)	6 - 7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8 - 31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32 - 46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

	Part II. Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

	Signature Page	48

i

Part I. – Financial Information

Item 1.	Financial Statements

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED StatementS of Financial Condition

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Cash and cash equivalents	$9,636,346	$13,286,059
Certificates of deposit	250,000	250,000
Securities held to maturity, net	412,267	415,605
Securities available for sale, at fair value	28,932,645	33,735,037
Loans receivable, net	32,008,045	28,562,632
Premises and equipment, net	5,315,385	5,355,021
Federal Home Loan Bank of New York and other stock, at cost	134,100	139,100
Accrued interest receivable	421,884	398,389
Cash surrender value of life insurance	2,621,186	2,571,968
Goodwill	5,632,477	5,622,899
Core deposit intangible	1,218,357	1,323,792
Other assets	513,292	236,353

Total assets	$87,095,984	$91,896,855

Liabilities and Stockholder’s Equity

Liabilities:
Deposits	$68,486,272	$74,555,554
Advances from borrowers for taxes and insurance	445,840	578,246
Other liabilities	761,351	445,644

Total liabilities	69,693,463	75,579,444

Commitments and contingencies

Stockholder’s equity:
Serial preferred stock; par value $.01, 2,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; par value $.01, 100,000,000 shares authorized; 17,906,285 (September 30, 2023), 15,930,976 (December 31, 2022) shares issued and outstanding	179,063	159,310
Additional paid-in capital	21,045,910	18,565,663
Accumulated deficit	(802,702)	(202,722)
Accumulated other comprehensive loss	(3,019,750)	(2,204,840)

Total stockholder’s equity	17,402,521	16,317,411

Total liabilities and stockholder’s equity	$87,095,984	$91,896,855

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Vecta Inc. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Four Months
	Ended September 30		Ended September 30
	2023	2022	2023	2022

Interest and dividend income:
Loans	$602,619	$369,489	$1,476,976	$473,212
Investment securities	125,653	166,391	376,626	216,413
Mortgage-backed securities	311,592	273,978	950,183	362,014
Federal funds sold and other earning assets	111,108	48,914	297,184	52,716

Total interest and dividend income	1,150,972	858,772	3,100,969	1,104,355

Interest expense:
Deposits	178,866	49,945	422,886	66,594
Borrowings	-	-	-	1,149

Total interest expense	178,866	49,945	422,886	67,743

Net interest income	972,106	808,827	2,678,083	1,036,612

Provision for credit losses	25,768	7,136	38,668	9,538

Net interest income after provision for credit losses	946,338	801,691	2,639,415	1,027,074

Non-interest income:
Fees and service charges	25,308	22,218	61,890	28,204
Income on bank owned life insurance	16,497	16,946	49,218	22,468

Total non-interest income	41,805	39,164	111,108	50,672

Non-interest expense:
Compensation and benefits	664,464	407,082	1,892,558	523,597
Occupancy and equipment, net	105,980	80,067	293,927	103,605
Data processing service fees	133,537	103,156	363,256	130,734
Merger related expenses	-	538	-	19,702
Professional fees	99,944	124,900	343,290	233,117
Federal deposit insurance premiums	9,920	7,227	22,387	8,957
Amortization of core deposit intangible	35,145	35,145	105,435	46,860
Advertising and promotion	34,041	13,791	107,840	18,077
Other	71,538	59,625	206,238	82,952

Total non-interest expense	1,154,569	831,531	3,334,931	1,167,601

(Loss) income before income tax	(166,426)	9,324	(584,408)	(89,855)

Income tax expense (benefit)	7,953	1,072	15,572	(14,227)

Net (loss) income	(174,379)	$8,252	(599,980)	(75,628)

Basic and diluted net loss per share	$(0.01)	$-	$(0.04)	$(0.01)
Weighted average shares outstanding, basic and diluted	17,906,285	15,930,976	16,603,883	15,114,948

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Vecta Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED Statements of Comprehensive LOSS

(Unaudited)

	Three Months	Three Months	Nine Months	Four Months
	Ended September 30		Ended September 30
	2023	2022	2023	2022

Net loss	$(174,379)	$8,252	$(599,980)	$(75,628)

Other comprehensive income (loss), before taxes:

Defined benefit pension plan:
Amortization of loss	18	-	52	-
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(945,225)	(1,671,308)	(814,962)	(2,053,507)
Other comprehensive income (loss), before tax	(945,207)	(1,671,308)	(814,910)	(2,053,507)

Income tax expense (benefit) related to items of other comprehensive income (loss)	-	(350,974)	-	(431,236)

Other comprehensive income (loss), net of tax	(945,207)	(1,320,334)	(814,910)	(1,622,271)

Comprehensive loss	$(1,119,586)	$(1,312,082)	$(1,414,890)	$(1,697,899)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

VECTA INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Total
	Stock	Capital	Deficit	Loss	Equity

Three Months Ended September 30, 2023
Balance at June 30, 2023	$179,063	$21,045,910	$(628,323)	$(2,074,543)	$18,522,107

Net loss for the three months ended September 30, 2023	-	-	(174,379)	-	(174,379)

Net proceeds from the sale of common stock	-	-	-	-	-

Other comprehensive loss	-	-	-	(945,207)	(945,207)

Balance at September 30, 2023	$179,063	$21,045,910	$(802,702)	$(3,019,750)	$17,402,521

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$159,310	$18,565,663	$(202,722)	$(2,204,840)	$16,317,411

Net loss for the nine months ended September 30, 2023	-	-	(599,980)	-	(599,980)

Net proceeds from the sale of common stock	19,753	2,480,247	-	-	2,500,000

Other comprehensive income	-	-	-	(814,910)	(814,910)

Balance at September 30, 2023	$179,063	$21,045,910	$(802,702)	$(3,019,750)	$17,402,521

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

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

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

VECTA INC. AND SUBSIDIARY

Condensed cONSOLIDATED Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Four Months Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(599,980)	$(75,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	125,608	48,180
Amortization of premiums and accretion of discounts, net	(469,026)	(225,332)
Amortization of deferred loan fees and costs, net	3,575	(30,998)
Amortization of core deposit intangible	105,435	46,860
Provision for credit losses	38,668	9,538
(Increase) decrease in accrued interest receivable	(23,495)	4,684
Increase in cash surrender value of life insurance	(49,218)	(22,468)
Increase in other assets	(286,517)	(138,972)
Increase in other liabilities	315,759	54,478

Net cash used in operating activities	(839,191)	(329,658)

Cash flows from investing activities:
Repayments and maturities of securities held to maturity	3,162	1,459
Repayments and maturities of securities available for sale	4,292,450	7,936,998
Loans purchased	(1,153,712)	-
Loan originations, net of principal repayments	(2,163,838)	1,386,690
Purchase of premises and equipment	(85,972)	(6,980)
Redemption of FHLB stock	5,000	38,300
Cash paid for acquisition, net of cash acquired	-	(9,714,795)

Net cash provided by (used in) investing activities	897,090	(358,328)

Cash flows from financing activities:
Net decrease in deposits	(6,075,206)	(3,925,949)
Net decrease in advances from borrowers for taxes and insurance	(132,406)	(137,965)
Repayment of long-term borrowings	-	(849,027)
Proceeds from sale of stock	2,500,000	18,724,973

Net cash (used in) provided by financing activities	(3,707,612)	13,812,032

Net (decrease) increase in cash and cash equivalents	(3,649,713)	13,124,046

Cash and cash equivalents at beginning of period	13,286,059	-

Cash and cash equivalents at end of period	$9,636,346	$13,124,046

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$421,635	$69,306
Income taxes	$52,408	$-

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Vecta Inc. AND SUBSIDIARY

Condensed cONSOLIDATED Statements of Cash Flows

(Unaudited) (CONT’D)

Four Months Ended
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

The accompanying notes are an integral part of these condensed consolidated financial (unaudited).

Vecta Inc. AND SUBSIDIARY

Form 10-Q

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corporate History, Nature of Business and Merger Acquisition

Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) (“Vecta”, “Vecta Inc.” or the “Company”) was incorporated in the State of Maryland in March 2013 for the purpose of becoming the savings and loan holding company for Sunnyside Federal Savings and Loan Association of Irvington (“Sunnyside Federal” or the “Bank”), a federally-chartered savings and loan association founded in 1930, and the wholly-owned subsidiary of Vecta Inc. upon consummation of Sunnyside Federal’s mutual to stock conversion. The Bank conversion was consummated in July 2013, at which time Sunnyside Bancorp, Inc. became the registered savings and loan holding company of the Bank. Prior to the Closing Date (as referenced below) of the Merger (as referenced below), other than holding all of the issued and outstanding stock of Sunnyside Federal and making a loan to the Sunnyside Federal’s employee stock ownership plan, Vecta Inc. has not engaged in any material business.

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

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of September 30, 2023, Vecta Inc. had 17,906,285 shares of common stock outstanding and no shares of preferred stock outstanding.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of Vecta Inc. are comprised of the accounts of Vecta Inc., a registered bank holding company under the Bank Holding Company Act of 1956, and its wholly owned subsidiary, Sunnyside Federal. The accounting and reporting policies of Vecta conform to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of Vecta. The operating results and financial position of Vecta for the three and nine months ended September 30, 2023 may not be indicative of future results of operations and financial position that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated finanical statements and accompanying notes as of and for the period from June 1, 2022 through December 31, 2022 included in the Annual Report on Form 10-K for the period ended December 31, 2022 (“2022 Form 10-K”).

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

In making estimates, Vecta has evaluated events and transactions occurring subsequent to September 30, 2023, the balance sheet date, for items that could potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

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

ACL on Debt Securities:

Upon adoption of ASU 2016-13, management no longer evaluates securities for other than temporary impairment, as ASC Subtopic 326-30, “Financial Instruments—Credit Losses—Available-for-Sale Debt Securities,” changes the accounting for recognizing impairment on available-for-sale debt securities. Each quarter management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party credit support, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow (“DCF”) method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance on available-for-sale debt securities is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance is recognized in other comprehensive (loss) income.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The allowance on available-for-sale debt securities may be in full or a portion thereof, and is recorded as an expense (credit) within the provision for credit losses on the consolidated statements of income. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed based on the above-described analysis. As of September 30, 2023, and January 1, 2023 (i.e. ASU 2016-13 adoption), there was no allowance established for Vecta’s available-for-sale debt securities.

Loans:

Vecta reports loans and leases held for sale in the portfolio at amortized cost. Amortized cost is the principal balance outstanding net of the unamortized balance of any deferred fees or costs and the unamortized balance of any premiums or discounts on loans purchased through third-party originators.

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

ACL on Loans:

An ACL is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management of the Company, in determining the provision for loan losses considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

With the adoption of ASU 2016-13, loans that do not share risk characteristics with existing pools are evaluated on an individual basis. The Company considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral. When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value (“NPV”) from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Investment and Mortgage-Backed Securities

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Securities classified as available-for-sale securities are reported at fair value, with unrealized holding gains or losses reported in stockholder’s equity as accumulated other comprehensive income (loss). As of September 30, 2023, the Company had no securities classified as held for trading.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Premiums on securities are amortized to the earliest of call date or maturity and discounts on securities are amortized by use of the level-yield method, over the life of the individual securities. Gain or loss on sales of securities is based upon the specific identification method.

Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company is required to acquire and hold shares of FHLB Class B stock. The holding requirement varies based on the Company’s outstanding borrowings with the FHLB and residential loan balances. The investment in FHLB stock is carried at cost. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists.

Premises and Equipment

Premises and equipment are comprised of land, building, and furniture, fixtures, and equipment, at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

Building and improvements	5 to 40 years
Furniture, fixtures and equipment	2 to 10 years

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is accounted for in accordance with FASB ASC 325-30” Investments in Insurance Contracts”. The cash surrender value of BOLI is recorded on the statement of financial condition as an asset and the change in the cash surrender value is recorded as non-interest income. The amount by which any death benefits received exceeds a policy’s cash surrender value is recorded in non-interest income at the time of receipt. A liability is also recorded on the statement of financial condition for postretirement death benefits provided by the split-dollar endorsement policy. A corresponding expense is recorded in non-interest expense for the accrual of benefits over the period during which employees provide services to earn the benefits.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the nine months ended September 30, 2023. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the statement of operations. The Company did not recognize any interest and penalties for the nine months ended September 30, 2023. The Company is subject to U.S. federal income tax, as well as income tax of the State of New York. The Company is no longer subject to examination by taxing authorities for years before 2020.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Advertising Costs

It is the Company’s policy to expense advertising costs in the period in which they are incurred. For the three and nine month periods ended September 30, 2023, the Company expensed advertising cost totaling $34,041 and $107,840, respectively. For the three and four months ended September 30, 2022, the Company expensed advertising cost totaling $13,791 and $18,077, respectively.

Goodwill

Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see the section titled “Core Deposit Intangible” below). Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is not amortized. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.

During the second quarter of 2023,Vecta performed the annual goodwill impairment test at its annual measurement date of May 31. The results of the 2023 annual impairment test under a qualitative analysis resulted in no triggering events that would more likely than not reduce the fair value Vecta’s only reporting unit, Sunnyside Federal and require a formal quantitative impairment analysis.

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

Durning the quarter ended March 31, 2023, the Company entered into one three year operating lease and recorded the present value of future lease payments of $173,000 as a ROU asset and liability in the Company’s consolidated statements of financial condition. The balance of this ROU asset and liability was $144,000, at September 30, 2023. The expense related to this lease for the three and nine months ended September 30, 2023, was $15,000 and $35,000, respectively.

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

In June, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In April, 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”. ASU 2019-04 made amendments to the following categories in ASU 2016-13 which include Accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, costs to sell when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, vintage disclosures and extension and renewal options. In May, 2019, FASB issued ASU 2019-05, “Financial Instruments –Credit Losses (Topic 326); Targeted Transition Relief”, ASU 2019-05 allows the Company to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of Topic 326 if the instruments are eligible for the fair value option under authoritative guidance for fair value. The fair value option election does not apply to held-to-maturity debt securities. We are required to make this election on an instrument-by-instrument basis. This ASU was effective for public business entities that are a smaller reporting company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04, as amended, was effective for annual reporting periods beginning after December 15, 2022. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Subsequent Events

The Company evaluated its September 30, 2023 unaudited condensed consolidated financial statements for subsequent events through the date the unaudited condensed consolidated financial statements were issued and has determined that there are no subsequent events that require accounting or disclosure.

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

2. Business combination (Cont’d)

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

4. CERTIFICATES OF DEPOSIT

	September 30,	December 31,
	2023	2022

Maturing in:
After one to five years	$250,000	$250,000

5. SECURITIES

	September 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,023	$-	$29,967	$320,056
Mortgage-backed securities	62,244	-	2,458	59,786

	$412,267	$-	$32,425	$379,842

Securities available for sale:
U.S. government and agency obligations	$13,052,196	$-	$1,599,195	$11,453,001
Mortgage-backed securities	18,689,575	-	1,209,931	17,479,644

	$31,741,771	$-	$2,809,126	$28,932,645

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Securities held to maturity:
State, county, and municipal obligations	$350,226	$-	$6,720	$343,506
Mortgage-backed securities	65,379	-	2,320	63,059

	$415,605	$-	$9,040	$406,565

Securities available for sale:
U.S. government and agency obligations	$12,862,316	$-	$1,193,169	$11,669,147
Mortgage-backed securities	22,866,886	239	801,235	22,065,890

	$35,729,202	$239	$1,994,404	$33,735,037

Mortgage-backed securities consist of securities guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $224,000, $4.6 million and $7.3 million, at September 30, 2023 ($256,000, $5.2 million and $8.0 million, at December 31, 2022). Mortgage-backed securities also include other commercial mortgage-backed securities totaling $6.5 million at September 30, 2023 ($9.5 million at December 31, 2022).

There were no sales of securities held to maturity or available for sale for the three and nine months ended September 30, 2023, and the for the three and four months ended September 30, 2022.

5. SECURITIES (Cont’d)

The following is a summary of the amortized cost and fair value of securities at September 30, 2023 and December 31, 2022 by remaining period to contractual maturity. Actual maturities may differ from these amounts because certain debt security issuers have the right to call or redeem their obligations prior to contractual maturity. In addition, mortgage backed securities that amortize monthly are listed in the period the security is legally set to pay off in full.

	September 30, 2023
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,599,993	$2,592,170
After one to five years	-	-	5,990,921	5,897,072
After five to ten years	-	-	6,685,387	5,941,034
After ten years	412,267	379,842	16,465,470	14,502,369

	$412,267	$379,842	$31,741,771	$28,932,645

	December 31, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$-	$-	$2,598,318	$2,589,582
After one to five years	-	-	8,953,594	8,820,721
After five to ten years	-	-	6,861,502	6,303,252
After ten years	415,605	406,565	17,315,788	16,021,482

	$415,605	$406,565	$35,729,202	$33,735,037

The following tables summarize the fair values and unrealized losses of securities with an unrealized loss at September 30, 2023 and December 31, 2022, segregated between securities that have been in an unrealized loss position for less than one year, or one year or longer, at the respective dates.

	September 30, 2023
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$320,056	$29,967	$-	$-
Mortgage-backed securities	-	-	59,786	2,458

	320,056	29,967	59,786	2,458

Securities available for sale:
U.S. government and agency obligations	-	-	11,453,001	1,599,195
Mortgage-backed securities	131,547	1,454	17,348,096	1,208,477

	131,547	1,454	28,801,097	2,807,672

	$451,603	$31,421	$28,860,883	$2,810,130

5. SECURITIES (Cont’d)

	December 31, 2022
	Under One Year		One Year or More
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

Securities held to maturity:
State, county, and municipal obligations	$343,506	$6,720	$-	$-
Mortgage-backed securities	63,059	2,320	-	-

	406,565	9,040	-	-

Securities available for sale:
U.S. government and agency obligations	11,669,147	1,193,169	-	-
Mortgage-backed securities	21,946,311	801,235	-	-

	33,615,458	1,994,404	-	-

	$34,022,023	$2,003,444	$-	$-

The unrealized losses are primarily due to changes in market interest rates subsequent to purchase. A total of 46 securities were in an unrealized loss position at September 30, 2023 (45 at December 31, 2022). The Company generally purchases securities issued by Government Sponsored Enterprises (“GSE”). Accordingly, it is expected that the GSE securities would not be settled at a price less than the Company’s amortized cost basis.

The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2023 and at December 31, 2022 since the decline in market value is attributable to changes in interest rates and not credit quality and the Company has the intent and ability to hold these investments until there is a full recovery of the unrealized loss, which may be at maturity.

At September 30, 2023 and December 31, 2022, securities available for sale with a carrying value of approximately $3.3 million and $3.6 million, have been pledged to secure advances from the FHLB.

6. LOANS RECEIVABLE, NET

	September 30,	December 31,
	2023	2022
Mortgage loans:
Residential 1-4 family	$8,813,771	$9,676,089
Commercial and multi-family	19,799,081	16,438,436
Home equity lines of credit	25,471	170,468

	28,638,323	26,284,993
Other loans:
Passbook	1,791	5,789
Student	1,871,487	2,337,460
Commercial	2,557,700	1,164,210

	4,430,978	3,507,459

Total loans	33,069,301	29,792,452

Less:
Purchase Accounting Credit Adjustment	554,089	774,063
Purchase Accounting Discount	330,566	373,626
Deferred loan fees (costs and premiums), net	24,135	2,841
Allowance for credit losses	152,466	79,290

	1,061,256	1,229,820

	$32,008,045	$28,562,632

In the ordinary course of business, the Company makes loans to its directors, executive officers, and their associates (related parties) on the same terms as those prevailing at the time of origination for comparable loans with other borrowers. The unpaid principal balances of related party loans were approximately $89,000 and $98,000 at September 30, 2023 and at December 31, 2022 respectively.

As a result of the acquisition of Sunnyside Federal, the loan portfolio was segregated into performing and non-performing loans to determine the credit adjustment. The credit component of total loans reflected an aggregate original pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal ACL analysis and the level of ACL maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

Activity in this credit adjustment is summarized as follows:

Three months ended
September 30,
2023

Balance at beginning of period	$647,727
Amortization	(60,387)
Charge -offs	(33,251)

Balance at end of period	$554,089

Nine months ended
September 30,
2023

Balance at beginning of period	$774,063
Amortization	(127,046)
Charge -offs	(92,928)

Balance at end of period	$554,089

In addition to the above credit adjustment, the Company maintains an ACL for new loans originated subsequent to the Merger and for qualitative changes in the existing loan portfolio.

6. LOANS RECEIVABLE, NET (Cont’d)

Activity in the ACL is summarized as follows:

Three months ended
September 30,
2023

Balance at beginning of period	$120,468
Provision for credit losses	25,768
Recoveries	6,230

Balance at end of period	$152,466

Nine months ended
September 30,
2023

Balance at beginning of period	$79,290
Provision for credit losses	38,668
Recoveries	34,508

Balance at end of period	$152,466

An ACL is maintained at a level, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management of the Company, in determining the ACL considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.

On January 1, 2023, the Company adopted FASB ASU 2016-13 Financial Instruments - Credit Losses (“Topic 326”), which replaced the incurred loss methodology for determining our allowance for credit losses and related provision for credit losses with an expected loss methodology that is referred to as the CECL model. CECL is a significant accounting estimate used in the preparation of the Company’s consolidated financial statements. Upon adoption of ASU 2016-13, the Company replaced the incurred loss impairment model that recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. CECL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of credit losses involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

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

Upon completion of the merger on June 1, 2022, the Company recorded the fair value of loans which included the elimination of the Allowance for Loan Losses and the establishment of a credit mark. For purposes of the credit mark, the loan portfolio was segregated into performing and non-performing loans. The credit component of total loans reflected an aggregate pre-tax discount of $895,330, comprised of adjustments to the loans based on Sunnyside Federal’s historical charge-off history, charge-off statistics by type of loan published by the FDIC, Sunnyside Federal’s internal ALLL analysis and the level of allowances for loan losses maintained by public New York-based financial institutions with assets less than $600 million, all of which provide indications of an estimated fair value adjustment a purchaser would apply to reflect the expected aggregate credit losses.

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

One of the primary methods the Company uses as an indicator of the credit quality of its portfolio is the regulatory classification system. The following table reflects the credit quality indicators by portfolio segment and class, at the dates indicated:

	September 30, 2023
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$8,814	$19,799	$25	$1,810	$2,560	$33,008
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	61	-	61

Total	$8,814	$19,799	$25	$1,871	$2,560	$33,069

6. LOANS RECEIVABLE, NET (Cont’d)

	December 31, 2022
	Mortgage Loans
		Commercial			Commercial
	Residential	Real Estate and			and
	1-4 Family	Multi-Family	Home Equity	Student	Other	Total
	(In thousands)

Pass	$9,676	$14,497	$170	$2,132	$1,170	$27,645
Special Mention	-	767	-	137	-	904
Substandard	-	1,174	-	69	-	1,243

Total	$9,676	$16,438	$170	$2,338	$1,170	$29,792

The following table provides information about loan delinquencies at the dates indicated:

	September 30, 2023
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$8,814	$8,814	$-
Commercial real estate and multi-family	-	-	-	-	19,799	19,799	-
Home equity lines of credit	-	-	-	-	25	25	-
Student	43	-	-	43	1,828	1,871	-
Commercial and other	-	-	-	-	2,560	2,560	-

	$43	$-	$-	$43	$33,026	$33,069	$-

	December 31, 2022
							90 Days
							or More
	30-59	60-89	90 Days				Past Due
	Days	Days	or More	Total	Current	Total	and
	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Accruing
	(In thousands)

Residential 1-4 family	$-	$-	$-	$-	$9,676	$9,676	$-
Commercial real estate and multi-family	-	-	234	234	16,204	16,438	-
Home equity lines of credit	-	-	-	-	170	170	-
Student	134	38	-	172	2,166	2,338	-
Commercial and other	-	-	-	-	1,170	1,170	-

	$134	$38	$234	$406	$29,386	$29,792	$-

6. LOANS RECEIVABLE, NET (Cont’d)

The following is a summary of loans, by loan type, on which the accrual of income has been discontinued and loans that are contractually past due 90 days or more but have not been classified as non-accrual at the dates indicated:

	September 30,	December 31,
	2023	2022
	(In thousands)
Non-accrual loans:
Residential 1-4 family	$-	$-
Commercial real estate and multi-family	-	234
Home equity lines of credit	-	-
Student	61	69
Commercial and other	-	-

Total non-accrual loans	61	303

Accruing loans delinquent 90 days or more	-	-

Total non-performing loans	$61	$303

The total amount of interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon original contract terms amounted to approximately $3,300 and $15,400 for the three and nine months ended September 30, 2023, respectively compared to $6,900 and $9,500 for the three and four month periods ended September 30, 2022. The was no interest income recognized on non-accrual loans during three and nine months ended September 30, 2023 compared to $30,400 recognized for both the three and four month periods ended September 30, 2022.

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

6. LOANS RECEIVABLE, NET (Cont’d)

The following table presents the activity in the ACL by loan type for the period indicated:

	Three months ended
	September 30, 2023
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$6	$78	$-	$33	$3	$-	$120
Provision for credit losses	(2)	-	-	(2)	30		26
Recoveries	-	-	-	5	1		6

Ending Balance	$4	$78	$-	$36	$34	$-	$152

	Nine months ended
	September 30, 2023
	Mortgage Loans
		Commercial
	Residential	and	Home
	1-4 Family	Multi-Family	Equity	Student	Other	Unallocated	Total
	(In thousands)

Beginning balance	$-	$56	$-	$23	$-	$-	$79
Provision for credit losses	4	22	-	(21)	34		39
Recoveries	-	-	-	34	-	-	34

Ending Balance	$4	$78	$-	$36	$34	$-	$152

7. GOODWILL AND CORE DEPOSIT INTANGIBLE

As a result of the Merger pursuant to which Vecta Partners LLC acquired all of the outstanding shares of Vecta Inc., goodwill of $5.6 million was recorded. Goodwill is evaluated for impairment annually on the Company’s May 31, measurement date, or when impairment trigger events are identified.

In addition to goodwill, a core deposit intangible of $1.4 million was recorded. The core deposit intangible is being amortized straight-line over a ten year period at approximately $140,580 per year. At September 30, 2023 the core deposit intangible was $1.2 million.

8. BORROWINGS

At September 30, 2023, the Company had a borrowing capacity at the FHLB of $26.3 million and access to a line of credit at Atlantic Community Bankers Bank of $2.0 million of which no balances were outstanding at September 30, 2023.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss included in equity are as follows:

	September 30,	December 31,
	2023	2022

Unrealized net loss on pension plan	(210,623)	(210,675)
Unrealized loss on securities available for sale	(2,809,127)	(1,994,165)

Accumulated other comprehensive loss before taxes	(3,019,750)	(2,204,840)

Tax effect	-	-

Accumulated other comprehensive loss	$(3,019,750)	$(2,204,840)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations. As of September 30, 2023, and December 31, 2022, the Bank exceeded all capital adequacy requirements to which it was subject (see tables below). There were no conditions or events since September 30, 2023 that management believes have changed the Bank’s capital ratings.

The following table presents the Bank’s actual capital positions and ratios at the dates indicated:

	Actual		Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized With Capital Conservation Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
				(Dollars in Thousands)

September 30, 2023

Tangible Capital	$13,276	16.02%	$1,243	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	13,428	28.82%	4,892	10.50%	$4,659	10.00%	$4,892	10.50%
Common Equity Tier 1 Capital	13,276	28.49%	3,261	7.00%	3,028	6.50%	3,261	7.00%
Tier 1 Risk-based Capital	13,276	28.49%	3,960	8.50%	3,727	8.00%	3,960	8.50%
Tier 1 Leverage Capital	13,276	16.02%	531	4.00%	4,143	5.00%	N/A	N/A

December 31, 2022

Tangible Capital	$11,278	13.04%	$1,298	1.50%	N/A	N/A	N/A	N/A
Total Risked-based Capital	11,357	24.67%	4,834	10.50%	$4,604	10.00%	$4,834	10.50%
Common Equity Tier 1 Capital	11,278	24.50%	3,223	7.00%	2,992	6.50%	3,223	7.00%
Tier 1 Risk-based Capital	11,278	24.50%	3,913	8.50%	3,683	8.00%	3,913	8.50%
Tier 1 Leverage Capital	11,278	13.04%	3,460	4.00%	4,325	5.00%	N/A	N/A

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES

A. Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC Topic 820 was issued to increase consistency and comparability in reporting fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at September 30, 2023. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as foreclosed real estate owned and certain impaired loans. These non-recurring fair value adjustments generally involve the write-down of individual assets due to impairment losses.

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

The following table provides the level of valuation assumptions used to determine the carrying value of assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

		Fair Value Measurements
		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2023:
Securities available for sale	$28,932,645	$-	$28,932,645	$-

December 31, 2022:
Securities available for sale	$33,735,037	$-	$33,735,037	$-

There were no assets measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein.

Cash and Cash Equivalents and Certificates of Deposit

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

11. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Cont’d)

B. Fair Value Disclosures (Cont’d)

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30,		December 31,
	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$9,636	$9,636	$13,286	$13,286
Certificates of deposit	250	250	250	250
Securities held to maturity	412	380	416	407
Loans receivable	32,008	31,236	28,563	28,102
FHLB and other stock, at cost	134	134	139	139
Accrued interest receivable	422	422	398	398

Financial liabilities:
Deposits	68,486	68,127	74,556	74,646

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	interest rate, liquidity, economic, market, credit, operational and inflation risks associated with our business, including the speed and predictability of changes in these risks;

●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;

●	our ability to retain deposits and attract new deposits and loans and the composition and terms of such deposits and loans;

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. Federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;

●	increased competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to execute on our business strategy to increase commercial real estate and multi-family lending and commercial lending, including implementing an SBA lending program;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the conflict in the Mideast and the war between Russia and Ukraine, which could impact business and economic conditions in the U.S. and abroad;

●	natural disasters, earthquakes, fires, and severe weather;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), plus the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”). The results for the Three and Nine Months Ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

The Merger was accounted for under the acquisition method of accounting and accordingly the results of Vecta Inc.’s operations have been included in Vecta Inc.’s September 30, 2023 consolidated financial statements from the date of acquisition, or June 1, 2022.

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

On July 18, 2022, Vecta Inc. also increased its authorized shares of common stock to 100,000,000 par value $0.01, and increased its authorized shares of preferred stock to 2,000,000 par value $0.01. As of September 30, 2023, Vecta Inc. had 17,906,285 of common stock shares outstanding and no shares of preferred stock outstanding.

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

John Leo, Secretary, Treasurer, Independent Director

Mr. Leo is an experienced business operator, investment banker and fund manager. He has 30 years of experience in the financial sector, which includes investment banking, due diligence, compliance, trading, management and operations. He has established and personally financed two FINRA member, SEC registered investment banking firms, and is currently majority owner of Primary Capital LLC and VCS Venture Securities. He has organized and supervised operations in multiple locations including numerous offices in the US, China and Singapore. His firms have provided financing for more than 150 U.S. based companies and more than 50 foreign based companies covering all business sectors including hotels, resorts, residential and commercial properties, technology, health, nutraceuticals, pharmaceuticals and consumer brands. His primary focus in the investment banking sector has been providing capital to small and midsized businesses, for operations, expansion and acquisitions. Mr. Leo maintains the following FINRA registrations: SIE, Series 7, 14, 24, 55, 57, 63, 79, 99.

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

Robert Geyer, Independent Director

Mr. Geyer was the Senior Loan Officer with The Westchester Bank at the inception of the organization in 2008 and served in this capacity until his retirement in 2019. Mr. Geyer served as the Senior Vice President /Senior Loan Officer for the Community Bank of Orange County, Middletown, NY, from 2004-2008. Mr. Geyer also held the position of Senior Vice President / Senior Loan Officer with the Community Bank of Sullivan County, Monticello, NY, from 1999-2004. He has over 47 years of commercial banking experience which includes over 30 years in the field of commercial lending.

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

Executive Officer Who is Not Also a Director

Edward J. Lipkus, III, Vice President and Chief Financial Officer

Edward J. Lipkus, III, has served as Chief Financial Officer of Vecta Inc. and its wholly-owned subsidiary since May 2014. Prior to this appointment, Mr. Lipkus served as chief financial officer of First National Community Bancorp, Dunmore, Pennsylvania from September 2010 until August 2012. Prior to this position, from August 2006 until August 2009, Mr. Lipkus served as chief financial officer for First Commonwealth Financial Corporation, Indiana, Pennsylvania. From 2002 to 2006, Mr. Lipkus served as Controller for Valley National Bancorp, Wayne, NJ. Mr. Lipkus is a certified public accountant and has over 35 years of financial institution experience.

Named Executive Officers of Vecta Inc.’s principal subsidiary, Sunnyside Federal Savings & Loan Association

Gerardina Mirtuono, President and Chief Operating Officer

Gerardina Mirtuono joined Sunnyside Federal in March of 2010 as Senior Vice President and Chief Operating Officer, overseeing compliance management, human resources, retail banking, deposit operations, loan operations, and business continuity. She was elected to the bank’s Board of Directors in 2011, and was a Director of Vecta Inc. (formerly known as Sunnyside Bancorp, Inc.) from 2013 until June 2022. Prior to that, from March 2008 until March 2010, Ms. Mirtuono was Senior Vice President and Chief Compliance Officer for The Park Avenue Bank in New York City. From 2001 until 2008, she was Senior Vice President and Chief Compliance Officer for Union State Bank, Orangeburg, New York. From 1996 to 2001, she was Senior Vice President and Director of Audit, Compliance & Risk Management at Premier National Bank, Lagrangeville, New York. Ms. Mirtuono has held the role of President of Sunnyside Federal since June 2022. With over 35 years of banking experience, her in depth knowledge in areas of risk management, regulatory compliance, bank operations, and corporate governance has been key to her success as an executive and director. She is a graduate of the American Bankers Association Stonier Graduate School of Banking, was recognized by the University of Pennsylvania’s Wharton School of Business with a Leadership Certificate, and maintains several professional designations such as a Certified Regulatory Compliance Manager (CRCM), Certified Internal Auditor (CIA), and Certified Trust Compliance Professional (CTCP). Her field of study was in Accounting and Economics.

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

Goals and operational strategy for Vecta Inc. and the Bank:

●	Consider acquisitions of financial organizations using clearly defined, specific acquisition parameters.
●	Consider acquisitions of value-added Neo Bank Platforms as well as the internal development of similar technology.
●	Develop significant non-interest revenues through origination and sale of government insured or guaranteed assets, including, residential mortgage and small business lending.
●	Build a strong and integrated corporate culture that is guided by a clear mission and fully articulated with a reinforced value system.
●	Embrace the highest standards of corporate governance and risk management to minimize loss and reduce execution risk.
●	Build an integrated operations framework that maximizes efficiencies and enhances earnings.
●	Focus on highly scalable business lines in which the new management has expertise, such as Multi-Family housing.
●	Become a leader among community banks by providing outsourced services which they could not otherwise afford to implement on their own due to lack of capital, scale, or know-how.
●	Provide diversified products and services that are uniquely designed to meet the needs of our communities and client base.

Vecta Inc. and the Bank intend to provide various services to other community banks, credit unions and specialty lenders for both mortgage and small business lending. Some of which may include the following:

–	Back-office Loan Platform Services
–	White-label loan origination services, including loan processing, documents, packaging, closing and post-closing services.
–	Loans will typically be closed in the client’s name, not requiring balance sheet capacity / liquidity or representing credit risk of or to the Bank.
–	Vecta may receive revenue in the form of origination and processing fees and may share in the profits should its clients desire Vecta to assist with secondary market loan sales.
–	Loan Syndication, Loan Participation and Asset-based Loan Program Administrator
–	The Bank intends to originate, syndicate or participate in loans with other financial institutions that are too large to hold in its portfolio.
–	Vecta may also function as a loan program administrator for other loan portfolio investors.
–	Revenue will be captured in the form of gains from sales (or profits from sales of loans), servicing or excess servicing.
–	Neo Bank Platform

–	The Bank intends on using an API based core technology operating system to provide third party marketing platforms with the ability to originate and syndicate asset and liability component production into the banking system.
–	The Bank intends to utilize multi-family bridge lending as an essential platform to drive profitability and achieve targeted goals.
–	The Bank intends to leverage its lending experience by focusing on strong sponsor relationships that are well known to executive management and have the depth of experience from multiple economic cycles.
–	Multi-Family Bridge Loan lending will support housing, localized services and investment within the communities the Bank serves. Lending will include individual facilities for Multi-Family and related projects (which will also fulfill the Bank’s Community Reinvestment Act requirements).
–	The Bank intends to limit speculative risk in the Multi-Family bridge product by securing an agency takeout lender prior to origination.
–	Multi-Family Lending Policies will be determined by the Bank’s Board of Directors and will include guidance to limit market, interest rate, and concentration risks.
–	The Bank intends to establish and maintain Multi-Family portfolio standards for monitoring and reporting.
–	Diversification of credit risk is an important and desirable attribute of the Bank’s real estate portfolio. The Bank intends to seek portfolio diversification based on lending product, geographic region and collateral type. Certain risks may be mitigated by the short-term nature and guaranteed take-out refinancing of these loans by a HUD or a FNMA DUS lender.
–	Typical loan terms are expected to be less than 18 months with a floating interest rate tied to the Prime Rate.
–	Management intends to service all loans originated for its portfolio. The Bank anticipates utilizing best-in-class software and servicing platforms to administer and manage the portfolio. With demonstrated success, the Bank expects to offer loan servicing as a service to other small to medium sized banks looking to gain operational efficiencies.

Critical Accounting Policies and Critical Estimates

Vecta’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At September 30, 2023, we identified our policies on the ACL, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Vecta’s Board of Directors.

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

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2023	2022

Interest and dividend income:
Loans	$602,619	$369,489
Investment securities	125,653	166,391
Mortgage-backed securities	311,592	273,978
Federal funds sold and other earning assets	111,108	48,914

Total interest and dividend income	1,150,972	858,772

Interest Expense:
Deposits	178,866	49,945
Borrowings	-	-

Total interest expense	178,866	49,945

Net interest income	972,106	808,827

Provision for loan losses	25,768	7,136

Net interest income after provision for loan losses	946,338	801,691

Non-interest income:
Fees and service charges	25,308	22,218
Income on bank owned life insurance	16,497	16,946

Total non-interest income	41,805	39,164

Non-interest expense:
Compensation and benefits	664,464	407,082
Occupancy and equipment, net	105,980	80,067
Data processing service fees	133,537	103,156
Merger-related expenses	-	538
Professional fees	99,944	124,900
Federal deposit insurance premiums	9,920	7,227
Amortization of core deposit intangible	35,145	35,145
Advertising and promotion	34,041	13,791
Other	71,538	59,625

Total non-interest expense	1,154,569	831,531

(Loss) income before income tax (benefit)	(166,426)	9,324

Income tax expense	7,953	1,072

Net (loss) income	(174,379)	$8,252

VECTA INC. AND SUBSIDIARY

Condensed CONSOLIDATED Statements of OPERATIONS (unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Interest and dividend income:
Loans	$1,476,976	$1,036,941
Investment securities	376,626	338,022
Mortgage-backed securities	950,183	670,469
Federal funds sold and other earning assets	297,184	60,884

Total interest and dividend income	3,100,969	2,106,316

Interest expense:
Deposits	422,886	153,085
Borrowings	-	9,515

Total interest expense	422,886	162,600

Net interest income	2,678,083	1,943,716

Provision for loan losses	38,668	22,287

Net interest income after provision for loan losses	2,639,415	1,921,429

Non-interest income:
Fees and service charges	61,890	56,989
Income on bank owned life insurance	49,218	50,417

Total non-interest income	111,108	107,406

Non-interest expense:
Compensation and benefits	1,892,558	2,323,121
Occupancy and equipment, net	293,927	211,101
Data processing service fees	363,256	270,434
Merger-related expenses	-	299,697
Professional fees	343,290	383,357
Federal deposit insurance premiums	22,387	19,320
Amortization of core deposit intangible	105,435	46,860
Advertising and promotion	107,840	39,497
Other	206,238	259,535

Total non-interest expense	3,334,931	3,852,922

(Loss) before income tax (benefit)	(584,408)	(1,824,087)

Income tax (benefit)	15,572	(337,668)

Net loss	(599,980)	$(1,486,419)

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets decreased $4.8 million, or 5.2%, to $87.1 million at September 30, 2023 from $91.9 million at December 31, 2022. The decrease was primarily due to a decrease in investments and cash of $4.8 million and $3.6 million, respectively, partly offset by an increase in loans of $3.4 million. Total liabilities decreased $5.9 million, or 7.8%, from $75.6 million at December 31, 2022 to $69.7 million at September 30, 2023, primarily due to a decrease in deposits of $ 6.1 million.

Cash decreased $3.6 million from $13.3 million at December 31, 2022 to $9.6 million at September 30, 2023 mainly due to a decrease in deposits of $6.1 million and an increase in loans of $3.4 million, partly offset by a decrease in investments of $4.8 million.

Securities available for sale decreased $4.8 million, or 14.2%, to $28.9 million at September 30, 2023 from $33.7 million at December 31, 2022 primarily due to a $3.0 million reduction in commercial mortgage-backed securities.

Net loans receivable increased $3.4 million, or 12.1% to $32.0 million at September 30, 2023 from $28.6 million at December 31, 2022. The increase was primarily due to new commercial real estate and commercial loan originations.

Bank-owned life insurance (“BOLI”) increased $49,000 to $2.6 million at September 30, 2023 from $2.6 million at December 31, 2022. We invest in BOLI to provide us with a funding offset for our benefit plan obligations. BOLI also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for credit losses, and we have not made any additional contributions to our BOLI since 2002.

Core deposit intangible decreased $105,000, or 8.0%, as a result of regularly scheduled amortization.

Other assets increased $277,000, or 117.2%, mainly due to an increase in prepaid expenses and the recording of the right of use asset in the second quarter of 2023 for the Company’s office lease.

Total deposits decreased $6.1 million, or 8.1%, to $68.5 million at September 30, 2023 from $74.6 million at December 31, 2022. The decrease resulted primarily from decreases in savings accounts and NOW accounts of $5.8 million and $2.6 million respectively, partly offset by an increase in certificates of deposit of $3.3 million.

Total equity increased $1.1 million or 6.7%, to $17.4 million at September 30, 2023 from $16.3 million at December 31, 2022. This increase was primarily attributed to a $2.5 million capital contribution made on June 30, 2023, partly offset by an increase in accumulated other comprehensive losses of $815,000 and year-to-date losses of $600,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022

General. We recorded a net loss of $174,000 for the quarter ended September 30, 2023 compared to net income of $8,252 for the quarter ended September 30, 2022. The increase in net loss resulted primarily from an increase in non-interest and interest expenses of $323,000 and $129,000, respectively, partly offset by an increase in interest income of $292,000.

Net Interest Income. Net interest income increased $163,000, to $972,000, or 20.2%, for the three months ended September 30, 2023 compared to $809,000 for the three months ended September 30, 2022, primarily due to an increase in interest income partly offset by an increase in interest expense. Interest and dividend income increased $292,000, or 34.0%, to $1.2 million for the three months ended September 30, 2023 from $859,000 for the three months ended September 30, 2022. Interest expense increased $129,000, or 258.1%, to $179,000 for the third quarter of 2023, compared to $50,000 for the third quarter of 2022.

The average yield on our loans increased 198 basis points, the average yield on our investment securities increased 120 basis points and the average yield on mortgage-backed securities increased 126 basis points during the quarter ended September 30, 2023 compared to the same quarter in 2022. Our net interest rate spread increased 119 basis points to 5.11% for the quarter ended September 30, 2023 from 3.92% for the quarter ended September 30, 2022 and our net interest margin increased 133 basis points to 5.28% for the 2023 quarter from 3.95% for the 2022 quarter. Average interest-earning assets decreased $8.2 million, or 10.1%, to $73.0 million for the quarter ended September 30, 2023 from $81.3 million for the quarter ended September 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $292,000, or 34.0%, to $1.2 million for the quarter ended September 30, 2023 from $859,000 for the quarter ended September 30, 2022. The increase resulted primarily from increases in interest income on loans, federal funds sold and other earning assets and mortgage-backed securities of $233,000, $62,000 and $38,000, respectively.

Interest income on loans increased $233,000 to $603,000 for the three months ended September 30, 2023 compared to $369,000 for the same period in 2022 primarily due to a 198 basis point increase in yield and a $5.4 million increase in average balances. During the quarter ended September 30, 2023, a non-accrual loan was paid off which resulted in the Bank recording an additional $152,000 in interest income which contributed 192 basis points to the loan yield.

Interest income on mortgage backed securities increased $38,000 primarily due to a 126 basis point increase in yield to 5.86% for the quarter ended September 30, 2023 from 4.60% for the quarter ended September 30, 2022, partly offset by a $2.5 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $62,000 to $111,000 for the three months ended September 30, 2023 from $49,000 for the three months ended September 30, 2022. This increase was mainly due to a 301 basis point increase in yield from 2.18% for the third quarter of 2022 to 5.19% for the third quarter of 2023, partly offset by a decrease in average balances of $400,000.

Interest income on investment securities decreased $41,000 primarily due to a $10.7 million reduction in average balances, partly offset by a 120 basis point increase in yield from 2.88% for the third quarter of 2022 to 4.08% for the third quarter of 2023.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB increased $129,000, or 258.1%, to $179,000 for the quarter ended September 30, 2023 from $50,000 for the quarter ended September 30, 2022. The increase was due to higher interest expense on deposits due to the elevated interest rate environment. The cost of interest-bearing liabilities for the quarter ended September 30, 2023 increased 86 basis points to 1.14% compared to 0.28% for the quarter ended September 30, 2022. Average interest-bearing liabilities decreased $9.3 million, or 13.0%, to $62.3 million for the quarter ended September 30, 2023 from $71.6 million for the quarter ended September 30, 2022. The average balance of savings and NOW deposits decreased $6.2 million, or, 19.8% and $2.8 million, or 20.0%, respectively, while the average balance of certificates of deposit decreased $275,000, or 1.2%.

Provision for Credit Losses. We establish provisions for credit losses that are charged to operations in order to maintain the allowance for credit losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the quarter ended September 30, 2023 we recorded a $26,000 provision compared to a $7,000 provision for the quarter ended September 30, 2022. As a result of the Merger, the allowance for loan losses was replaced with a credit mark with a balance of $554,000 at September 30, 2023 compared to $774,000 at December 31, 2022. In addition, the allowance for credit losses was $152,000 at September 30, 2023 compared to $79,000 at December 31, 2022. (See Note 5 “Loans Receivable, Net” for an additional discussion on the Company’s loan portfolio).

Non-interest Income. Non-interest income increased $3,000 to $42,000 for the three months ended September 30, 2023 compared to $39,000 for the three months ended September 30, 2022, primarily due to an increase in income on fees and service charges.

Non-interest Expense. Non-interest expense increased $323,000, or 38.8%, to $1.2 million for the quarter ended September 30, 2023 from $832,000 for the quarter ended September 30, 2022. The increase was primarily due to higher compensation and benefits expense, occupancy and equipment expense, data processing service fees and advertising and promotion expenses, partly offset by a decrease in professional fees.

Compensation and benefits expense increased $257,000, or 63.2%, primarily related to an increase in staffing levels in 2023.

Occupancy and equipment expense increased $26,000, or 32.4%, mainly due to higher depreciation and lease costs. Data processing service fees increased $30,000, or 29.5%, primarily due to higher costs related to technology and new product initiatives. Advertising and promotion expenses increased $20,000, or 146.8%, mainly due to new branding and marketing initiatives. Professional fees decreased $25,000, or 20.0%, primarily due to lower legal fees.

Income Tax Expense. We recorded an $8,000 income tax expense for the quarter ended September 30, 2023 compared to a $1,072 income tax expense for the quarter ended September 30, 2022.

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

Comparison of Results of Operations for the Nine Months ended September 30, 2023 and September 30, 2022

General. We recorded a net loss of $600,000 for the nine months ended September 30, 2023 compared to net loss of $1.5 million for the nine months ended September 30, 2022. The decrease in net loss resulted primarily from an increase in net interest income of $734,000 and a $518,000 decrease in non-interest expense.

Net Interest Income. Net interest income increased $734,000, or 37.8%, for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in interest income partly offset by an increase in interest expense. Interest and dividend income increased $995,000, or 47.2%, to $3.1 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022. Interest expense increased $260,000, or 160.1%, to $423,000 for the first nine months of 2023, compared to $163,000 for the first nine months of 2022.

Interest income on loans increased $440,000 to $1.5 million for the nine months ended September 30, 2023 compared to $1.0 million for the same period in 2022 primarily due to a $2.9 million, or 10.4%, increase in average balances and a 144 basis point increase in yield.

Interest income on mortgage-backed securities increased $280,000 primarily due to a 238 basis point increase in yield to 5.88% for the nine months ended September 30, 2023 from 3.50% for the nine months ended September 30, 2022, partly offset by a $4.0 million decrease in average balances. Interest income on federal funds sold and other earning assets increased $236,000 to $297,000 for the nine months ended September 30, 2023 from $61,000 for the nine months ended September 30, 2022. This increase was mainly due to a 356 basis point increase in yield from 1.33% for the nine months ended September 30, 2022 to 4.89% for the nine months ended September 30, 2023 as well as an increase of $2.0 million in average balances.

Interest income on investment securities increased $39,000 primarily due to a 216 basis point increase in yield from 1.94% for the nine months ended September 30, 2022 to 4.10% for the nine months ended September 30, 2023, partly offset by a decrease in average balances of $11.0 million.

Our net interest rate spread increased 170 basis points to 4.80% for the nine months ended September 30, 2023 from 3.10% for the nine months ended September 30, 2022, and our net interest margin increased 179 basis points to 4.92% for the 2023 period from 3.13% for the 2022 period. Average interest-earning assets decreased $10.1 million to $72.8 million for the nine months ended September 30, 2023 from $82.9 million for the nine months ended September 30, 2022.

Interest and Dividend Income. Interest and dividend income increased $995,000, or 47.2%, to $3.1 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022. The increase resulted primarily from a $440,000, or 42.4%, increase in interest income on loans, a $280,000, or 41.7%, increase in income on mortgage-backed securities and a $236.000, or 388.1%, increase in interest income on federal funds sold and other earning assets.

Interest income on loans increased $440,000, or 42.4%, to $1.5 million for the nine months ended September 30, 2023 from $1.0 million for the nine months ended September 30, 2022. The increase resulted primarily from a $2.9 million increase in average balances and an increase of 144 basis points in yield from 4.97% for the nine months ended September 30, 2022 to 6.41% for the nine months ended September 30, 2023. The year-to-date results include a non-accrual loan that was paid off, which resulted in the Bank recording an additional $152,000 in interest income which contributed 66 basis points to the loan yield.

Interest income on mortgage-backed securities increased $280,000, or 41.7%, primarily due to a 238 basis point increase in yield to 5.88% for the nine month period ended September 30, 2023 from 3.50% for the nine month period ended September 30, 2022, partly offset by a reduction in average balances of $4.0 million.

Interest income on federal funds sold and other earning assets increased $236,000, or 388.1%, to $297,000 for the nine months ended September 30, 2023 from $61,000 for the nine months ended September 30, 2022. This increase was mainly due to a 356 basis point increase in yield to 4.89% for the 2023 period from 1.33% for the 2022 period as well as an increase in average balances of $2.0 million.

Interest and dividend income on investment securities increased $39,000 primarily due to a 216 basis point increase in yield from 1.94% for the nine months ended September 30, 2022 to 4.10% for the nine months ended September 30, 2023, partly offset by a decrease in average balances of $11.0 million.

Interest Expense. Interest expense, consisting of the cost of interest-bearing deposits and advances from the FHLB increased $260,000, or 160.1%, to $423,000 for the nine months ended September 30, 2023 from $163,000 for the nine months ended September 30, 2022. The increase was primarily due to an increase of $270,000 in interest expense on deposits, partly offset by a $10,000 decrease in interest expense on borrowings. The cost of interest-bearing liabilities for the nine months ended September 30, 2023 increased 59 basis points to 0.89% compared to 0.30% for the nine months ended September 30, 2022. Average interest-bearing liabilities decreased $9.6 million, or 13.2% to $63.3 million for the nine months ended September 30, 2023 from $73.0 million for the nine months ended September 30, 2022. The average balance of certificates of deposit, savings, NOW and money market accounts decreased $3.4 million, $3.3 million, $2.3 million and $69,000, respectively. The average balance of FHLB advances decreased $578,000 to $0 for the nine months ended September 30, 2023 from $578,000 for the nine months ended September 30, 2022.

Provision for Credit Losses. We establish provisions for credit losses that are charged to operations in order to maintain the allowance for credit losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the nine months ended September 30, 2023, we recorded a provision of $39,000 compared to $22,000 for the same period in 2022. As a result of the Merger, the allowance for loan losses was replaced with a credit mark with a balance of $554,000 at September 30, 2023 compared to $774,000 at December 31, 2022. In addition, the allowance for credit losses was $152,000 at September 30, 2023 compared to $79,000 at December 31, 2022. (See Note 5 “Loans Receivable, Net” for an additional discussion on the Company’s loan portfolio).

Non-interest Income. Non-interest income increased $4,000, or 3.4%, to $111,000 for the nine months ended September 30, 2023 from $107,000 for the nine month period ended September 30, 2022. The increase was primarily due to higher fees received on bank products and services, partly offset by a decrease in income on BOLI.

Non-interest Expense. Non-interest expense decreased $518,000, or 13.4%, to $3.3 million for the nine months ended September 30, 2023 from $3.9 million for the nine months ended September 30, 2022. The decrease was primarily due to lower compensation and benefits expense and merger-related expenses, partly offset by increases in occupancy and equipment, data processing, amortization of core deposit intangible and advertising and promotion expenses.

Compensation and benefits expense decreased $431,000, or 18.5%, primarily related to change in control payments recorded in the Merger, partly offset by an increase in staffing levels in 2023. Merger-related expenses decreased $300,000, primarily due to merger expenses incurred in 2022 but not in 2023. See Note 2 (Business Combination) included in the 2022 Form 10-K.

Occupancy and equipment expense increased $83,000, or 39.2%, mainly due to higher depreciation and lease costs. Data processing service fees increased $93,000 or 34.3% primarily due to higher costs related to technology and new product initiatives. Amortization of core deposit intangible increased $59,000 as a result of recording a $1.4 million core deposit intangible related to the Merger. Advertising and promotion expenses increased $68,000, or 173.0%, mainly due to new branding and marketing initiatives.

Income Tax Expense. We recorded a $16,000 income tax expense for the nine months ended September 30, 2023 compared to an income tax benefit of $338,000 for the nine months ended September 30, 2022. The Company recorded a Federal income tax adjustment of $12,000 as a result of filing the Company’s 2022 tax return.

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

	For the Three Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Loans	$31,239,011	$602,619	7.65%	$25,854,900	$369,489	5.67%
Investment securities	12,211,773	125,653	4.08%	22,889,856	166,391	2.88%
Mortgage-backed securities	21,097,498	311,593	5.86%	23,630,555	273,978	4.60%
Fed funds sold and other interest-earning assets	8,500,733	111,108	5.19%	8,900,840	48,914	2.18%
Total interest-earning assets	73,049,015	1,150,973	6.25%	81,276,151	858,772	4.19%
Non-interest-earning assets	16,654,401			16,878,532
Total assets	$89,703,416			$98,154,683

Interest Bearing Liabilities
Transaction Accounts	$11,409,240	1,436	0.05%	$14,258,346	1,794	0.05%
Regular Savings	24,939,283	11,065	0.18%	31,104,083	15,892	0.20%
Money Markets	2,480,261	623	0.10%	2,527,207	635	0.10%
Certificates of Deposits	23,444,694	165,741	2.80%	23,719,329	31,623	0.53%
Advances from FHLB and FRB of NY	-	-		-	-
Total Interest Bearing Liabilities	62,273,479	178,866	1.14%	71,608,966	49,944	0.28%
Non-Interest Bearing Liabilities	9,454,578			8,522,680
Total Liabilities	71,728,057			80,131,647

Equity	17,975,359			18,023,037
Total Liabilities and Equity	$89,703,416			$98,154,683
Net Interest Income as reported		$972,107			$808,828
Interest Rate Spread (1)			5.11%			3.92%
Net Interest-Earning Assets (2)	$10,775,536			$9,667,185
Net Interest Margin (3)		5.28%			3.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets

	For the Nine Months Ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield
	Balance	Expense	Cost	Balance	Expense	Cost

Interest-earning assets:
Loans	$30,798,136	$1,476,976	6.41%	$27,893,772	$1,036,941	4.97%
Investment securities	12,279,679	376,626	4.10%	23,297,457	338,022	1.94%
Mortgage-backed securities	21,608,340	950,183	5.88%	25,602,379	670,469	3.50%
Fed funds sold and other interest-earning assets	8,131,583	297,184	4.89%	6,139,461	60,884	1.33%
Total interest-earning assets	72,817,738	3,100,969	5.69%	82,933,069	2,106,316	3.40%
Non-interest-earning assets	16,754,470			11,074,645
Total assets	$89,572,208			$94,007,714

Interest Bearing Liabilities
Transaction Accounts	$11,984,266	4,478	0.05%	$14,325,872	5,350	0.05%
Regular Savings	26,751,983	36,869	0.18%	30,009,358	44,173	0.20%
Money Markets	2,579,784	1,924	0.10%	2,649,173	1,967	0.10%
Certificates of Deposits	22,017,862	379,615	2.31%	25,405,495	101,591	0.53%
Advances from FHLB and FRB of NY	-	-		577,912	9,514	2.20%
Total Interest Bearing Liabilities	63,333,895	422,886	0.89%	72,967,810	162,595	0.30%
Non-Interest Bearing Liabilities	9,444,157			9,177,189
Total Liabilities	72,778,051			82,144,999

Equity	16,794,157			11,862,715
Total Liabilities and Equity	$89,572,208			$94,007,714
Net Interest Income as reported		$2,678,083			$1,943,721
Interest Rate Spread (1)			4.80%			3.10%
Net Interest-Earning Assets (2)	$9,483,844			$9,965,259
Net Interest Margin (3)		4.92%			3.13%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

Date: November 20, 2023	/s/ Fredrick Schulman
Fredrick Schulman
Chairman, Chief Executive Officer and President

/s/ Edward J. Lipkus
Edward J. Lipkus
Vice President and Chief Financial Officer

